Form 10-Q
period 2024-09-30
Aldel Financial II Inc.
filed 2024-11-12
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-42377

ALDEL FINANCIAL II INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1800702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143
(Address of Principal Executive Offices, including zip code)

847-791-6817
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	ALDF.U	THE NASDAQ STOCK MARKET LLC
Common stock	ALDF	THE NASDAQ STOCK MARKET LLC
Warrants	ALDF.W	THE NASDAQ STOCK MARKET LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 12, 2024 there were 29,868,214 shares of Common Stock, par value $0.0001 issued and outstanding.

ALDEL FINANCIAL II INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheet

September 30,
2024
(Unaudited)
ASSETS
Current assets
Cash	$108,632
Deferred offering costs	160,969
Total current assets	269,601

TOTAL ASSETS	$269,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$73,493
Accrued expense	27
Promissory note	178,333
Total current liabilities	251,853

TOTAL LIABILITIES	$251,853

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	$—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 0 issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616
Additional paid-in capital	26,051
Accumulated deficit	(8,919)
Total Stockholders' Equity	17,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,601

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Operations

For the period from July 15, 2024 (inception) to September 30, 2024

(Unaudited)

Operating expenses:
Formation cost	$8,493
General and administrative expenses	426
Net loss	(8,919)

Weighted average common shares outstanding	5,477,969

Basic and diluted net loss per share	(0.002)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 15, 2024 (inception) to September 30, 2024

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at July 15, 2024 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	575	24,425	—	25,000
Issuance of additional founder shares	410,714	41	1,626	—	1,667
Net loss	—	—	—	(8,919)	(8,919)
Balance at September 30, 2024	6,160,714	$616	$26,051	$(8,919)	$17,748

The accompanying notes are an integral part of the interim financial statements.

Aldel Financial II Inc.

Statement of Cash Flows

For the period from July 15, 2024 (inception) to September 30, 2024

(Unaudited)

Cash flows from operating activities
Net loss	$(8,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering cost	(160,969)
Deferred offering cost payable	73,493
Accounts payable	27
Net cash used in operating activities	$(96,368)

Cash flows from financing activities
Promissory note	178,333
Founder share issuance	26,667
Net cash provided by operating activities	$205,000

Net increase in cash	108,632
Cash at beginning of period	—
Cash at end of period	$108,632

Supplemental disclosure for non-cash financing activities
Settlement of additional Founder Share issuance against the promissory note	1,667

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2024 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aldel Financial II Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024. The Company was formed for the purpose of merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024 relates to the Company’s formation and the anticipated initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company closed its IPO on October 23, 2024 and commenced operations after receiving adequate financial resources through i) the IPO of 23,000,000 units at $10.00 per unit (including 3,000,000 units that were issued pursuant to the underwriters’ full exercise of the over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) which is discussed in Note 3, ii) the sale of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, iii) the sale of 707,500 units at $10.00 per unit (the “Private Units”) in a private placement to the Company’s sponsor, Aldel Investors II LLC (the “Sponsor”) and BTIG LLC ( the “Underwriter”).

Each Private Unit consist of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company’s Units are listed on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO, an amount of $231,150,000 ($10.05 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated articles of incorporation will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased after the IPO if the Company fails to complete its Business Combination.

The Company will have until October 23, 2026 complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.05 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024.

Deferred offering costs

Deferred offering costs consist of legal, regulatory, underwriter expenses and accounting cost incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders equity upon the completion of the IPO on October 23, 2024.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the period from July 15, 2024 (inception) to September 30, 2024.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Shareholders. The Company had 6,160,714 founder shares outstanding as of September 30, 2024.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On October 23, 2024, the Company consummated its IPO of 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated Private Placements in which (i) Sponsor and Underwriter purchased 477,500 and 230,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 19, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13,2024 the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares..

On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024.

As of September 30, 2024, there was 178,334 outstanding under the promissory notes. The promissory notes are noninterest bearing and payable on the consummation of the IPO

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $20,000.

Chief Executive officer of the Company serves as the managers of the Sponsor at close of the IPO.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to the registration right agreement entered into on October 21, 2024, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Underwriter received a $4,025,000 underwriting discount at IPO closing which represents 1.75% of the gross proceeds of the IPO.

Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.75% of the gross proceeds of the IPO upon completion of the Business Combination. The deferred underwriting commission consists of a spread comprised of the following component, each payable upon consummation of the Company’s Business Combination: i) 1.75 % shall be paid to Underwriter in cash, ii) 1% applicable to the cash remaining in the Trust at Business Combination and iii) 1% shall be paid to Underwriter in cash, provided that, the Company will have the right, in its sole discretion, not to pay and reallocate any portion of the 1% for the payment of expenses in connection with the Business Combination or for the working capital for the combined company following the Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of September 30, 2024.

Warrants — Public Warrants can only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company has 11,500,000 (including 1,500,000 pursuant to the full exercise of underwriters’ over-allotment option) Public Warrant outstanding at close of the IPO.

The $15 Private Warrants entitles the holder to purchase one common share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. The company has 1,000,000 $15 Private Warrant outstanding at the close of IPO.

The Private Unit Warrants have similar terms to the Public Warrants underlying the Units being sold in the IPO, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company have 353,750 (including 33,750 pursuant to the full exercise of underwriters’ over-allotment option) Private Unit Warrants underlying the Private Units outstanding at the close of IPO.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2024, the date that the financial statements were issued.

The registration statement for the Company’s IPO was declared effective on October 21, 2024. On October 23, 2024, the Company consummated its IPO of 23,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of Private Units and $15 Private Warrants generating proceeds of $7,175,000.

Following the closing of the IPO on October 23, 2024, an amount of $231,150,000 ($10.05 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in the Trust Account and invested in U.S. government Securities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or refer to Aldel Financial Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our IPO (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Aldel Financial II Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024. The Company was formed for the purpose of merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Recent Developments

The registration statement for the Company’s IPO was declared effective on October 21, 2024.The Company closed its IPO on October 23, 2024 and commenced operations after receiving adequate financial resources through i) the IPO of 23,000,000 units at $10.00 per unit (including 3,000,000 units that were issued pursuant to the underwriters’ full exercise of the over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) which is discussed in Note 3, ii) the sale of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, iii) the sale of 707,500 units at $10.00 per unit (the “Private Units”) in a private placement ( the Private Placement”) to the Company’s sponsor, Aldel Investors II LLC (the “Sponsor”) and BTIG LLC ( the “Underwriter”).

Each Private Unit consist of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Units are listed on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO, an amount of $231,150,000 ($10.05 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined below) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased after the IPO if the Company fails to complete its Business Combination.

The Company will have until October 23, 2026, to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

Results of Operations

Our entire activity since inception up to September 30, 2024, is related to our formation and the IPO, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. Following the closing of our IPO on October 23, 2024, we expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period July 15, 2024 (inception) to September 30, 2024, the Company reported a net loss of $8,919, which consists solely of formation and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2024, the Company held a cash balance of $108,632. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On October 23, 2024, we consummated its IPO of 23,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of Private Units and $15 Private Warrants generating proceeds of $7,175,000

From the proceeds of the IPO and Private Placement, the Company put 231,150,000 ($10.05 per Unit) in the Trust and retained approximately $1,900,000 for working capital and payment of expenses related to IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2024, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

Registration Rights

Pursuant to the registration right agreement entered into on October 21, 2024, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Underwriter received a $4,025,0000 underwriting discount at IPO closing which represents 1.75% of the gross proceeds of the IPO.
Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.75% of the gross proceeds of the IPO upon completion of the Business Combination. The deferred underwriting commission consists of a spread comprised of the following component, each payable upon consummation of the Company’s Business Combination: i) 1.75 % shall be paid to Underwriter in cash, ii) 1% applicable to the cash remaining in the Trust at Business Combination and iii) 1% shall be paid to Underwriter in cash, provided that, the Company will have the right, in its sole discretion, not to pay and reallocate any portion of the 1% for the payment of expenses in connection with the Business Combination or for the working capital for the combined company following the Business Combination.

Related Party Transactions

Founder Shares

On July 19, 2024, we issued an aggregate of 5,750,000 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13,2024 the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares.

On September 25, 2024, we issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024.

As of September 30, 2024, there was 178,334 outstanding under the promissory notes. The promissory notes are noninterest bearing and payable on the) the consummation of the IPO.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $20,000.

Chief Executive officer of the Company serves as managers of the Sponsor at close of the IPO.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024.

Deferred offering costs

Deferred offering costs consist of legal, regulatory, underwriter expenses and accounting cost incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders equity upon the completion of the IPO on October 23, 2024.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the period from July 15, 2024 (inception) to September 30, 2024.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Shareholders. The Company had 6,160,714 founder shares outstanding as of September 30, 2024.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. However, Company has remedied all the deficiencies post quarter end.

Changes in Internal Control Over Financial Reporting

During the period July 15, 2024 (inception) to September 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 19, 2024, we issued an aggregate of 5,750,000 shares of Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13,2024 the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares. On September 25, 2024, we issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. This resulted in Sponsor holding 5,470,714 Founder Shares.

The registration statement for the Company’s IPO was declared effective on October 21, 2024. On October 23, 2024, the Company consummated its IPO of 23,000,000 Units at $10.00 per unit including the 3,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of one Public Share and one-half of one redeemable Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, we consummated Private Placements in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“ Underwriter”) purchased 477,500 and 230,000 private units Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrant at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit will consist of one common share and one-half of one non-redeemable Private Unit Warrant. Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Following the closing of the IPO on October 23, 2024, an amount of $231,150,000 ($10.05 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in the Trust Account.

We paid a total of 4,025,000 in underwriting fee and $ approximately 605,000 for other costs and expenses related to the IPO.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report

No.	Description of Exhibit

1.1

Underwriting Agreement, dated October 21, 2024, by and between the Company and BTIG, LLC, as representative of the several underwriters (incorporated by reference to exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

4.1

Public Warrant Agreement, dated October 21, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

4.2

Private Warrant Agreement, dated October 21, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.1

Investment Management Trust Agreement, October 21, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.2

Registration Rights Agreement, dated October 21, 2024, by and among the Company and certain security holders (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.3

Private Placement Units Purchase Agreement, dated October 21, 2024, by and between the Company and Aldel Investors II LLC (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.4

Private Placement Units Purchase Agreement, dated October 21, 2024, by and between the Company and Aldel Investors II LLC (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.5

Letter Agreement, dated October 21, 2024, by and among the Company, its officers, directors, and Aldel Investors II LLC (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.6

Administrative Services Agreement, dated October 21, 2024, by and between the Company and Aldel Investors II LLC (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.7

Indemnity Agreements, dated October 21, 2024, by and between the Company and the directors and officer of the Company (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

10.8	OTM Warrants Purchase Agreement between the Registrant and Aldel Investors II LLC (incorporated by reference to exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description of Exhibit

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

*	Furnished herewith
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 25, 2024.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2024	ALDEL FINANCIAL II INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer