Form 10-K
period 2024-12-31
Aldel Financial II Inc.
filed 2025-02-11
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2024, based upon the closing price of the ordinary shares on such date as reported on Nasdaq Global Market, was approximately $0.

As of February 11, 2025 there were 29,868,214 shares of Common Stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALDEL FINANICIAL II INC.

Annual Report on Form 10-K

References in this report (the “Annual Report”) to “we,” “us” or the “Company” or “ALDF” refer to Aldel Financial II Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors II LLC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described below) or available to use from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Aldel Financial II Inc.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors II LLC, a Delaware limited liability company.

Item 1. BUSINESS

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024 for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).While we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intends to focus on businesses in the financial services industry. We are an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31 ,2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 21, 2024. On October 23, 2024, the Company consummated its IPO of 23,000,000 units (the “Units”) at $10.00 per unit including the 3,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consist of one share of Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant ( “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“ Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consist of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Prior to the closing of the IPO, on July 19, 2024, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13, 2024, the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares. Subsequently, on September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares.

Following the closing of the IPO, an amount of $231,150,000 ($10.05 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-

ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

As of December 31, 2024, there was $233,166,502 in investments and cash held in the trust account, which includes interest income available for the Company to use for its income tax, as well as $1,004,085 of cash held outside the trust account. As of December31, 2024, we have withdrawn $0 of interest earned from the trust account to pay taxes.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. All activity through December 31,2024 relates to the Company’s formation, IPO and search for a business combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue a Business Combination target in any industry or sector, we intend to focus our search on companies within the financial services industry in North America. We will seek to acquire established businesses that we believe are fundamentally sound, but would benefit from the financial, operational, technological, strategic or managerial improvements our Company and management team can provide to maximize value. We will also look at earlier-stage companies that exhibit the potential to change the industries in which they participate, and which offer the potential of sustained high levels of revenue growth with an articulated path to profitability. NASDAQ rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted). Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with the Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that Business Combinationis fair to our company from a financial point of view.

Redemption rights for holders of public shares upon consummation of the Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is approximately $10.14 per public share as of December 31, 2024. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. Our Initial Stockholders, Sponsor,Underwriter, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they acquired or may acquire during or after the IPO in connection with the completion of our Business Combination. .

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our Business Combination to a stockholder vote

In the event that we seek stockholder approval of our Business Combination, we will distribute proxy materials and file them with the SEC. In connection therewith, we will provide our public stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and our Initial Stockholders, Sponsor, officers and directors and the underwriters have agreed to vote any Founder Shares and the shares underlying the Private Units (the“ Private Shares”) they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Initial Stockholders, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NASDAQ rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A ordinary sharesor warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without our prior consent.

We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in this offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our Business Combination. If we are unable to complete our Business Combination. within such 24-month period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of amounts released to us to pay our tax obligations, and to pay up to $100,000 for dissolution and liquidation expenses, divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the 24- month time period.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have two executive officers: Robert I. Kauffman, our Chief Executive Officer and Hassan R. Baqar, our Chief Financial Officer and Secretary. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct a Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. There is no assurance that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled to or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143 or by telephone at (847)791-6817.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For a complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our information systems or infrastructure, or the information systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with the cybersecurity incident. As an early-stage company without significant investments in data security protection, there can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

As of the date of this Report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us since our IPO.

Item 2. PROPERTIES

We currently maintain our executive offices at 104 S. Walnut Street, Unit 1A, Itasca, IL 60143. Our executive offices are provided to us by our Sponsor at a minimal payment per month (included in the fee of up to $20,000 per month that we pay to our sponsor for administrative and support services). We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Stock

Our units, common stock, and warrants are each traded on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbols “ALDFU,” “ALDF,” and “ALDFW,” respectively.

Our Unit commenced trading on October 23, 2024. On December 16,2024, our Public Share and Public Warrant included in the Unit began separate trading. Unit not separated will continue to be listed on the Nasdaq Global Market. At December 31, 2024, there were 29,868,214 of our ordinary shares issued and outstanding.

Holders

As of February 11, 2025, there were three holders of record of our units, nine holder of record of our common stock and three holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends following the completion of our Business Combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. There is no certainty that we will be in a position to, or decide to, pay cash dividends after completing our Business Combination.

Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends following the completion of our Business Combination may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Each Private Unit  consists of one common share and one-half of one non-redeemable Private Unit Warrant. Each whole Private Unit Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Following the closing of the IPO on October 23, 2024, an amount of $231,150,000 ($10.05 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in the Trust Account.

We paid a total of $4,025,000 in underwriting fee and approximately $580,000 for other costs and expenses related to the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected financial Data

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Aldel Financial II Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024 . The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”)

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31,2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 21, 2024. On October 23, 2024, the Company consummated its IPO of 23,000,000 units (the “Units”) at $10.00 per unit including the 3,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consist of one share of Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant ( “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“ Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of December 31,2024, the redemption value of the trust account was approximately $10.14 per share.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated articles of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) and Underwriter have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company has until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its Business Combination within the Combination period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2024 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2024, the Company reported net income of $1,883,666, which consists of $2,016,502 in investment income earned in Trust Account, offset by $132,836 of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2024, the Company held a cash balance of $1,004,085. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2024, there were no Working Capital Loans under this arrangement.

We do not believe we need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024.

Contractual Obligations

Registration Rights

Pursuant to the registration right agreement entered on October 21, 2024, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

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

As of December 31, 2024, there was no outstanding balance under the promissory notes.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor performs certain services for the Company for a monthly fee of $20,000.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained earnings.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the period from July 15, 2024 (inception) to December 31, 2024.

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of ordinary stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of ordinary stock outstanding for the respective period. Net loss for the period from July 15, 2024 (inception) to IPO was allocated fully to the nonredeemable shares of ordinary stock. Net income since IPO till December 31, 2024, was allocated to redeemable and non-redeemable shares of ordinary stock. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary stock outstanding for the potentially dilutive impact of outstanding warrants.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the years ended December 31, 2024, there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Robert I. Kauffman	60	Chief Executive Officer and Chairman of the Board
Hassan R. Baqar	46	Chief Financial Officer
Stuart Kovensky		Director
Jonathan Marshall		Director
Meltem Demirors		Director
Peter Early		Director

Robert I. Kauffman has served as Chief Executive Officer since August 2024. Mr. Kauffman has been the Chairman of the board of directors since October 21, 2024. Mr. Kauffman was a co-founder, principal and member of the board of directors of Fortress Investment Group LLC from its founding in 1998 until 2012. During his tenure at the firm, Mr. Kauffman served as a member of Fortress’s management committee and was responsible for the management of Fortress’s European private equity investment operations. While at Fortress Mr. Kauffman was primarily focused on financial services, real estate, distressed debt restructurings, and other asset based businesses. During his career, he has been involved in a wide variety of investment activities, including private fund raising, initial public offerings, primary and secondary public share offerings in multiple jurisdictions, take private transactions, as well as billions of dollars of bank and capital market debt financings and securitizations.

Prior to co-founding Fortress, Mr. Kauffman served as a managing director at UBS, from 1997 to 1998 in its Principal Finance area. Prior to that he was a principal at BlackRock Financial Management Inc., from 1993 to 1997 playing a key role in raising and investing their first Private Equity Fund, BlackRock Asset Investors. Previously, Mr. Kauffman worked at Lehman Brothers from 1986 to 1993 primarily focused on the mortgage and securitization markets both in the US and Europe.

Since his departure from Fortress in 2012, Mr. Kauffman has brought his extensive business experience to a variety of private and public investments, including the IPO of Aldel Financial Inc. and its successful merger with Hagerty Inc (HGTY), the largest specialty insurer of collector cars.

Mr. Kauffman serves on the board of directors of Hagerty Inc, Global Net Lease Realty, a publicly traded REIT, and an advisory board member of McLaren Racing LTD., a leading UK based Formula1 racing team. Mr. Kauffman is currently the chairman of the Race Team Alliance, an association of NASCAR Cup Series teams; and the owner of RK Motors, a leading restorer and reseller of classic cars.

Mr. Kauffman is also an investor and advisory board member of Off The Chain Capital, a cryptocurrency focused hedge fund. Mr. Kauffman earned a degree in Business Administration from Northeastern University in 1986.

Hassan R. Baqar has served as Chief Financial Officer of the Company since August 2024 and the Secretary since inception. Mr. Baqar has over 20 years of experience within financial services and other industries focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and Managing Member of Sequoia Financial LLC, a management services and advisory firm, since January 2019. Mr. Baqar has also served as Chief Financial Officer from August 2021 to February 2024 and Executive Vice President from December 2021 to February 2024 of Fundamental Global Inc. (formerly FG Financial Group, Inc. (Nasdaq: FGF)) ), which operates as a diversified reinsurance, asset management, merchant banking, manufacturing and real estate holding company, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a Director of GreenFirst Forest Products Inc. (TSX: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, as a Director of FG Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020, as Director, Treasurer and Secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company from October 2022 to March 2024, and as a Director and Chief Financial Officer of Unbounded Media Corporation from June 2019 to September 2023. Mr. Baqar served as a Director, Secretary and Chief Financial Officer of FG Acquisition Corp. (TSX: FGAA.U) from October 2021 to September 2024, a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. (TSX: SLT). Since September 2024, Mr. Baqar serves as Chief Financial Officer of Strong/MDI Screen Systems, Inc. (TSX: SLT). Since October 2023, has served as Chief Financial Officer of FG Merger II Corp. special purpose acquisition companies in the process of completing the initial public offering.

Mr. Baqar served as a Director of FG Merger Corp. (Nasdaq: FGMCU) from December 2021 to August 2023, a special purpose acquisition company which merged with iCoreconnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, and as Chief Financial Officer of Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Director and Chief Financial Officer of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the Board of Directors of Fundamental Global Inc. (formerly FG Financial Group, Inc. (NASDAQ: FGF)) from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NYSE: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

His previous experience also includes Director of Finance at Itasca Financial, LLC from 2008 to 2009 and positions held at Lumbermens Mutual Casualty Company (a Kemper Insurance company), a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a Senior Analyst. Mr. Baqar earned a Master’s Degree in Business Administration from Northeastern Illinois University in 2009 and a Bachelor’s Degree in Accounting and Business Administration from Monmouth College in 2000. He also holds a Certified Public Accountant designation.

Jonathan S. Marshall has been a director of the Company since October 21, 2024. Since June 2018, Mr. Marshall has served as the Executive Director of the Race Team Alliance (RTA), a 501(c)(6) organization that represents the collective interests of the race teams that compete in the NASCAR Cup Series. As Executive Director, he works closely with the leadership of the member race teams with a mandate to advance their collective interests in the sport. He has served in that role since 2018. Prior to the RTA, from November 2013 to April 2018, Mr. Marshall was the Chief Operating Officer and General Counsel of the World Surf League (“WSL”) having joined the WSL as its General Counsel before being promoted to COO. In addition to his legal background, Mr. Marshall has a wide range of experience in the fields of media distribution, financing, licensing and sales, mergers and acquisitions and corporate transactions.

Prior to joining WSL, from January 2011to October 2013, Mr. Marshall was SVP, Business Development & Strategy at USA TODAY Sports Media Group, where he oversaw the operations for USA TODAY High School Sports, sports digital properties and sports analytics. Prior to that, Mr. Marshall was President of Television at Westwood One. He began his professional career with the law firm, Shearman & Sterling before moving to work in the entertainment practice at Loeb & Loeb, LLP. Mr. Marshall has been a member of the California State Bar since 1988 and is a graduate of the Tulane Law School (J.D.) and the A.B. Freeman School of Business at Tulane University (B.A.). We believe Mr. Marshall is qualified to serve on our board of directors based on his extensive management expertise and legal experience.

Stuart Kovensky has been a director of the Company since October 21, 2024. Mr. Kovensky is an experienced C-Suite executive, investor and board member with over 25 years of experience in investment management, business development, fund-raising and corporate governance. Since 2023, Mr. Kovensky has served as the Managing Member of Cogent Advisory LLC, a firm he founded and where he focuses on providing corporate advisory and director services. Between January 2006 and December 2022, Mr. Kovensky was the Co-CEO, CIO and member of the board of directors of Onex Credit Partners, a firm that he co-founded in 2006 and was subsequently sold to Onex Corp. Onex Credit Partners is a multi-strategy investor in both public and private non-investment grade credit markets with assets under management in excess of $25 billion. In his role at Onex Credit, Stuart shared responsibility for all aspects of the firms’ operations with a focus on investment management and marketing as well as business development, in which capacity he spearheaded key areas of strategic expansion that helped the firm grow significantly, both organically and through strategic acquisitions.

Prior to co-founding Onex Credit Partners, Mr. Kovensky was a Portfolio Manager and Co-Head of the opportunistic credit strategy at John A. Levin and Co. from 2001-2005. From 1995-2000 he was a Partner and Head of Research at Murray Capital Management. Mr. Kovensky began his career at Chase Manhattan Bank in 1989 where he gained experience in High Yield Finance, Structured Finance and International Trade Finance. Mr. Kovensky has served on the board of directors for Naviga, Inc, Artera Services, Smile Holdings, United Road Services, CWT Travel Services and At Home Cayman, Inc. He is also an advisory board member of meetperry, inc.

Mr. Kovensky earned a degree in Management from Binghamton University in 1989 and a Masters in Business Administration from the Stern School of Business at New York University in 1996. We believe Mr. Kovensky is qualified to serve on our board of directors based on his management and financial markets and banking experience.

Meltem Demirors has been a director of the Company since October 21, 2024. Since 2024, Ms. Demirors has served as the Managing Partner of Crucible Capital, an investment firm she founded which focuses on the intersection of cryptocurrencies, physical infrastructure, and commodities markets. From 2018 to 2023, Ms. Demirors served as Chief Strategy Officer at CoinShares, a publicly listed European investment company specialising in digital assets, where she oversaw investments to provide institutional investors with thematic, risk-managed exposure to the emerging crypto asset ecosystem and  served as managing director of the firm’s US operations. From 2015 until 2018, Ms. Demirors led the Development team at Digital Currency Group, one of the largest digital asset investment firms in the world. Previously, Ms. Demirors was a strategy consultant in Deloitte’s Oil & Gas practice. She is a frequent contributor to broadcast and print media and is a Program Fellow at the  Oxford Saïd Business School where she has been overseeing the Blockchain Strategy Programme since 2017. Ms. Demirors holds a BA in Mathematical Economics from Rice University, and an MBA from the MIT Sloan School of Management. We believe that Ms. Demiror is qualified to serve on our board of directors due to her experience in public companies, financial markets and management skills.

Peter Early has been a director of the Company since October 21, 2024. Since April 2024, Mr. Early has served as head business development at 1Round Table Partners (“1RT”), the largest growth equity investor focused exclusively on the blockchain space. Prior to 1RT, he served on the board of directors and lead all aspects of business development and strategy from 2019 to 2024 for Exos Financial (“Exos”), a tech-enabled institutional bank he co-founded with Brady Dougan, the former CEO of Credit Suisse, and Joe Squeri, the former CTO of Citadel. Mr. Early led the SPAC business at Exos where he advised multiple companies on their SPAC mergers and multiple sponsor teams on their SPAC IPOs. He also devised and oversaw an investment strategy that invested roughly $200m in an actively managed portfolio of listed SPACs.

Prior to Exos, Mr. Early served in leadership roles at SoFi Technologies, Inc., Guggenheim Partners, LLC, and Wynn Resorts, Limited and worked in trading at Bankers Trust New York Corporation and Tiger Global Management, LLC. Additionally, he helped launch three Tiger-Cub hedge funds as either the CEO/CIO or President. Mr. Early earned a BS in electrical engineering and economics from Yale University in 1991. We believe that Mr. Early is qualified to serve on our board of directors based on his extensive experience in financial services, capital markets, operational and management expertise.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Approval of our Business Combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our Business Combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules . Our board has determined that each of Stuart Kovensky, Meltem Demirors, and Peter Early is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We established an audit committee of the board of directors, the initial members of which are Stuart Kovensky, Meltem Demirors, and Peter Early, each of whom meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Stuart Kovensky serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each of Stuart Kovensky, Meltem Demirors, and Peter Early qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors, the initial members of which are Stuart Kovensky, Meltem Demirors, and Peter Early. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Stuart Kovensky, Meltem Demirors, and Peter Early are independent and Meltem Demirors chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of aBusiness Combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors, the initial members of which are Stuart Kovensky, Meltem Demirors, and Peter Early. Peter Early serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting of shareholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Senior Advisor to the Board of Directors

Larry G. Swets Jr. acts as senior advisor to the Board of Directors. Mr. Swets assists our management team with sourcing and evaluating business opportunities and devises plans and strategies to optimize any business that we may acquire. We have not currently entered into any formal arrangements or agreements with Mr. Swets to provide services to us and he will have no fiduciary obligations to present business opportunities to us. Mr. Swets will not be paid any finder’s fees, reimbursement, or consulting fee prior to, or in connection with any services rendered in order to effectuate, the consummation of our Business Combination (regardless of the type of transaction).

Larry G. Swets, Jr. serves as our senior advisor. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is founder and President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries since August 2018. Mr Swets served as Chief Executive Officer and a director of FG Acquisition Corp. (TSX: FGAA.U) from October 2021 to September 2024, a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. (TSX: SLT). Since September 2024, Mr. Swets serves as Executive Chairman of Strong/MDI Screen Systems, Inc. (TSX: SLT). Mr. Swets has served as Chief Executive Officer of FG Merger II Corp. and FG Merger III Corp. since September 2023, two special purpose acquisition companies in the process of completing its initial public offerings; and as Head of Merchant Banking of Fundamental Global Inc. (formerly FG Financial Group Inc.) (Nasdaq: FGF) since February 2024. Mr. Swets is a member of the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016, and Ascension Illinois Foundation since March 2018.

Previously, Mr. Swets served as a director of FG Merger Corp. (Nasdaq: FGMCU), a special purpose acquisition company which merged with iCoreConnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, from February 2022 to August 2023, and as a director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. Mr. Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021. Mr. Swets also served as Chief Executive Officer of Fundamental Global Inc. (formerly FG Financial Group Inc.) from November 2020 to February 2024, after having served as interim CEO from June 2020 to November 2020, Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021, Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and director of 1347 Capital Corp., a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB), from April 2014 to July 2016. He was also a founder and served as Chairman of the Board of Unbounded Media Corporation from June 2019 to September 2023. Mr. Swets also previously served as a member of the board of directors of Fundamental Global Inc. (formerly FG Financial Group Inc.) from November 2013 to February 2024, FG Group Holdings, Inc. from October 2021 to February 2024, Harbor Custom Development, Inc. (Nasdaq: HCDI) from February 2020 to November 2023, Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise

Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021.

Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to the registration statement of the IPO. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation

None of our directors have received any cash compensation for services rendered to us. We have agreed to pay our Sponsor $20,000 per month for office space, secretarial and administrative services provided to members of our management team through the earlier of consummation of our Business Combination and our liquidation, we will pay our Sponsor. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of February 11, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

The beneficial ownership of our common stock is based on 29,868,214 ordinary shares issued and outstanding as of February 11, 2025 of which 23,707,500 were Class A ordinary shares and 6,106,000 were Class B ordinary shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Public Warrants, Private Unit Warrants and $15 Private Warrants that are not exercisable within 60 days of February 11, 2025.

	Class A ordinary shares		Class B ordinary shares
	Number of shares	Approximate	Number of shares	Approximate	Approximate percentage
Name and Address of Beneficial Owner(1)	benefically owned	percentage of class	benefically owned	percentage of class	of ordinary class
Aldel Investors II LLC (2)(3)	440,000	*	5,470,714	88.8%	18.3%
Robert I. Kauffman (3)(4)	440,000	*	5,570,714	90.4%	18.7%
Hassan R. Baqar	—	—	70,000	1.14%	*
Peter Early	—	—	25,000	*	*
Stuart Kovensky	—	—	25,000	*	*
Jonathan Marshall	—	—	25,000	*	*
Meltem Demirors	—	—	25,000	*	*
All officers, directors and director nominees as a group (6 persons)	440,000	*	5,740,714	93.2%	19.2%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 104 S. Walnut Street, Unit 1A, Itasca, IL 60143.
(2)	Interests include founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, Class A ordinary shares issuable pursuant to a private placement.
(3)	Aldel Investors II LLC is the record holder of the shares reported herein. Robert I. Kauffman is the managing member of Aldel Investors II LLC. Mr. Kauffman has voting and investment discretion with respect to the ordinary shares held of record by Aldel Investors II LLC.
(4)	Includes 100,000 founder shares held by Mr. Kauffman in his individual capacity.

our Sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

i.	Under Cayman Islands law, directors and officers owe the following fiduciary duties:
ii.	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
iii.	directors should not improperly fetter the exercise of future discretion;
iv.	duty to exercise powers fairly as between different sections of shareholders;
v.	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
vi.	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. However, based on the existing relationships of our sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, the fact that we may consummate a Business Combination with a target in a broad range of sectors, and that the type of transaction that we would target would be of a nature substantially different than what they would target, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Robert I. Kauffman	Hagerty Insurance	Insurance	Director
	Global Net Lease Realty	Real Estate	Director
	Race Team Alliance	Motorsport	Chairman
	RK Motors	Car dealership	Owner

Hassan R. Baqar	Saltire Capital Ltd.	Investment Company	Chief Financial Officer
	Craveworthy LLC	Restaurant Portfolio Company	Manager
	FG Reinsurance Ltd.	Reinsurance	Director
	FG Merger II Corp.	Special Purpose Acquisition Company	Chief Financial Officer
	Sequoia Financial LLC	Management Services & Financial Advisory	Managing Member

Stuart Kovensky	Cogent Advisory LLC	Investment Management	Manager
	At Home Cayman, Inc.	Finance/Retail	Director
	Meet Perry, Inc.	Investment Community	Advisory Board Member
	Hermitage Member Club, Inc.	Private Ski Mountain	Director & President

Jonathan Marshall	RTA Media, LLC	Motorsport	Director
	TFI Properties, LLC	Hospitality	President

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Initial Shareholders purchased Founder Shares prior to the IPO and have purchased Private Placement Securities in the Private Placement that closed simultaneously with the IPO. Our Initial Shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Securities and Public Shares they hold in connection with the completion of our Business Combination The other members of our management team have entered into agreements similar to the one entered into by our Initial Shareholders with respect to any Public Shares acquired by them in or after the IPO. Additionally, our Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within the prescribed time frame or any extended period of time that we may have to consummate a Business Combination as a result of an amendment to our amended and restated memorandum and articles of association, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Securities held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Securities will be worthless.
●	Additionally, our Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

We are not prohibited from pursuing a Business Combination with a target that is affiliated with our Sponsor, officers or directors or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination. Further, we pay our sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor

In the event that we submit our Business Combination to our Public Shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Founder Shares and Private Placement shares, and they and the other members of our management team have agreed to vote their Founder Shares and Private Placement shares and any shares purchased during or after the IPO in favor of our Business Combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules . Our board has determined that each of Stuart Kovensky, Meltem Demirors, and Peter Early is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

The following is a summary of fees paid or to be paid to Fruci & Associates II, PLLC (“Fruci”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci in connection with regulatory filings. The aggregate fees billed by Fruci for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statement and other required filings with the SEC was $38,500 for the fiscal years ended December 31,2024 The above amounts include interim procedures and audit fees and retainer for the annual audit, as well as attendance at audit committee meetings.

Audit-Related Fees. We paid Fruci $11,000 for the services performed related to consent and comfort letter issued in relation to our IPO.

Tax Fees. We did not pay Fruci for tax planning and tax advice for the fiscal years ended December 31, 2024

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are filed with this report:

ALDEL FINANCIAL II INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aldel Financial II Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aldel Financial II Inc. (“the Company”) as of December 31, 2024, and the related statement of operations, changes in stockholders’ equity, and cash flows for the period from July 15, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

February 11, 2025

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheet

December 31, 2024

(Audited)

ASSETS
Current assets
Cash	$1,004,085
Prepaid expense	323,005
Total current assets	1,327,090

Investment held in trust account	233,166,502
TOTAL ASSETS	$234,493,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,027
TOTAL LIABILITIES	$22,027

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 23,00,000 shares at redemption value	$233,166,502

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 707,500 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	$71
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616
Accumulated earnings	1,304,376
Total Stockholders’ Equity	1,305,063
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,493,592

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Operations

For the period from July 15, 2024 ( inception) to December 31, 2024

(Audited)

Operating expenses:
General and administrative expenses	$132,836
Loss from operations	(132,836)

Other income:
Investment income on trust account	2,016,502
Total other income	2,016,502

Net income	$1,883,666

Weighted average redeemable ordinary shares outstanding - basic	9,526,627
Basic income per share, redeemable ordinary shares	$0.34

Weighted average redeemable ordinary shares outstanding - diluted	14,289,941
Diluted income per share, redeemable ordinary shares	$0.21

Weighted average non-redeemable ordinary shares outstanding basic and diluted	6,179,142
Basic and diluted loss per non-redeemable ordinary share	$(0.22)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 15, 2024 (inception) to December 31, 2024

(Audited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	earnings	equity
Balance at July 15, 2024 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	575	24,425	—	25,000
Issuance of additional founder shares	410,714	41	1,626	—	1,667
Sale of 23,000,000 units at $10 per unit in IPO	23,000,000	2,300	229,997,700	—	230,000,000
Sale of 477,500 units to Sponsor in private placement	477,500	48	4,774,952	—	4,775,000
Sale of 230,000 units to underwriters in private placement	230,000	23	2,299,977	—	2,300,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Reclassification of deferred offering costs	—	—	(4,613,768)	—	(4,613,768)
Class A ordinary shares subject to possible redemptions	—	(2,300)	(231,147,700)	—	(231,150,000)
Accretion of Class A ordinary shares subject to possible redemption	—	—	(1,437,212)	(579,290)	(2,016,502)
Net Income	—	—	—	1,883,666	1,883,666
Balance at December 31, 2024	29,868,214	$687	$—	$1,304,376	$1,305,063

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Cash Flows

For the period from July 15, 2024 (inception) to December 31, 2024

(Audited)

Cash flows from operating activities
Net income	$1,883,666
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	22,027
Prepaid expenses	(323,005)
Net cash used in operating activities	1,582,688

Cash flows from investing activities
Investment in trust account	(233,166,502)
Net cash used in investing activities	(233,166,502)

Cash flows from financing activities
Proceeds from promissory note	178,333
Repayment of promissory note	(178,333)
Proceeds from issuance of Founder shares	26,667
Proceeds from sale of 23,000,000 units at $10 per unit in IPO net of offering cost	225,386,232
Proceeds from sale of 477,500 units to Sponsor in private placement	4,775,000
Proceeds from sale of 230,000 units to underwriters in private placement	2,300,000
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000
Net cash provided by Financing activities	232,587,899

Net increase in cash	1,004,085
Cash at beginning of period	—
Cash at end of period	$1,004,085

Supplemental disclosure for non-cash financing activities:
Settlement of additional Founder Share issuance against the promissory note	1,667
Offering cost	4,613,768

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aldel Financial II Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024 . The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”)

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31,2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 21, 2024. On October 23, 2024, the Company consummated its IPO of 23,000,000 units (the “Units”) at $10.00 per unit including the 3,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consist of one share of Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant ( “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“ Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The holders of Public Shares is entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of December 31,2024, the redemption value of the trust account was approximately $10.14 per share.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated articles of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) and Underwriter have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company have 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Use of estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the year ended December 31, 2024, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained or accumulated deficit if additional paid in capital equals to zero.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and auditor cost incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering cost amounting to 4,613,768 (including $4,025,000 of underwriting fee) were charged to shareholders’ equity upon the completion of the IPO.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Loss per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and nonredeemable shares referred as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from July 15, 2024 (inception) to IPO was allocated fully to the non-redeemable shares of ordinary stock. Net income from IPO till December 31, 2024, was allocated to redeemable and non-redeemable shares of common stock. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net loss from July 15, 2024 (inception) to IPO date	$(12,104)
Net income from IPO date to year end December 31, 2024	1,895,770
Total income from July 15, 2024 to year end December 31, 2024	$1,883,666

	For the period from Ju15, 2024 (inception) through December 31, 2024
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$1,459,743	$423,923	$1,883,666
Less: Accretion allocated based on ownership percentage	(5,990,807)	(1,789,462)	(7,780,269)
Plus: Accretion applicable to the redeemable class	7,780,269	—	7,780,269
Total income (loss) by class	$3,249,205	$(1,365,539)	1,883,666

Weighted average shares	9,526,627	6,179,142
Earnings (loss) per ordinary share - Basic	$0.34	$(0.22)

	For the period from July 15, 2024 (inception) through December 31, 2024
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	24,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$1,535,573	$348,092	$1,883,666
Less: Accretion allocated based on ownership percentage	(6,302,018)	(1,478,251)	(7,780,269)
Plus: Accretion applicable to the redeemable class	7,780,269	—	7,780,269
Total income (loss) by class	$3,013,825	$(1,130,159)	1,883,666

Weighted average shares	14,289,941	6,739,867
Earnings (loss) per ordinary share - Diluted	$0.21	$(0.17)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities.

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the marketable securities held in Trust Account is determined using the level 1 input.

Recently issued accounting standard

Management reviewed the updates to the improvement to reporting segment under ASU 2023-07 – Segment Reporting. Company is a special purpose acquisition company and does not have any operation. As such the management does not have metric established to measure performance. Management view the updated will have no material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 19, 2024, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13,2024 the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares.

On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. The promissory note was full paid after the IPO.As of December 31, 2024, there was no balance outstanding under the promissory notes.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor performs certain services for the Company for a monthly fee of $20,000.

Chief Executive officer and a director of the Company serves as the managers of the Sponsor at close of IPO.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to the registration right agreement entered into on October 21, 2024, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company bore the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO price. On October 21, 2024, the underwriters exercised the over-allotment in full, and the closing of the issuance and sale of the additional Units occurred simultaneously with the closing of the IPO on October 23, 2024.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of December 31, 2024. Offering. There were 707,500 shares of

Class A ordinary shares outstanding, excluding 23,000,000 shares subject to possible redemption. Each Class A and Class B ordinary share has one voting right.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares are to be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company has 11,500,000 (including 1,500,000 pursuant to the full exercise of underwriters’ over-allotment option) Public Warrant outstanding at close of the IPO.

The $15 Private Warrants entitles the holder to purchase one common share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company have 1,000,000 $15 Private Warrant outstanding at the close of IPO.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable and may be exercised on a cashless basis. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company has 353,750 (including 33,750 pursuant to the full exercise of underwriters’ over-allotment option) Private Unit Warrants underlying the Private Units outstanding at the close of IPO.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to February 11, 2025 the date that the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

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

10.8	OTM Warrants Purchase Agreement between the Registrant and Aldel Investors II LLC (incorporated by reference to exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

97*	Clawback Policy

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description of Exhibit

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2025	Aldel Financial II Inc.

	By:	/s/ Robert I. Kauffman
Name: Robert I. Kauffman
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2025	Aldel Financial II Inc.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert I. Kauffman	Chief Executive Officer and Chairman of the Board of Director	February 11, 2025
Robert I. Kauffman	(Principal Executive Officer)

/s/ Stuart Kovensky	Director	February 11, 2025
Stuart Kovensky

/s/ Jonathan Marshall	Director	February 11, 2025
Jonathan Marshall

/s/ Meltem Demirors	Director	February 11, 2025
Meltem Demirors

/s/ Peter Early	Director	February 11, 2025
Peter Early