Form 10-Q
period 2025-03-31
Aldel Financial II Inc.
filed 2025-05-02
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	ALDF.U	THE NASDAQ STOCK MARKET LLC
Ordinary Share	ALDF	THE NASDAQ STOCK MARKET LLC
Warrants	ALDF.W	THE NASDAQ STOCK MARKET LLC

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

As of May 2, 2025 there were 29,868,214 shares of ordinary share, par value $0.0001 issued and outstanding.

ALDEL FINANCIAL II INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheet

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$879,298	$1,004,085
Prepaid expense	273,742	323,005
Total current assets	1,153,040	1,327,090
Investment held in trust account	235,582,820	233,166,502
TOTAL ASSETS	$236,735,860	$234,493,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,806	$22,027
TOTAL LIABILITIES	$12,806	$22,027

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value	$235,582,820	233,166,502

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 707,500 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	$71	$71
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616	616
Retained earnings	1,139,547	1,304,376
Total Stockholders’ Equity	1,140,234	1,305,063
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,735,860	$234,493,592

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Operations

For the three months period ended March 31, 2025

(Unaudited)

Operating expenses:
General and administrative expenses	$164,829
Loss from operations	(164,829)

Other income:
Investment income on trust account	2,416,319
Total other income	2,416,319

Net income	$2,251,490

Weighted average redeemable common shares outstanding basic	23,000,000
Basic income per share, redeemable shares	$0.10

Weighted average redeemable common shares outstanding diluted	34,500,000
Diluted income per share, redeemable shares	$0.07

Weighted average non-redeemable common shares outstanding basic and diluted	6,868,214
Basic and diluted loss per non-redeemable share	$(0.004)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Changes in Stockholders’ Equity

For the three months period ended March 31, 2025

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earning	Equity
Balance at December 31, 2024	29,868,214	$687	$—	$1,304,376	$1,305,063
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,416,319)	(2,416,319)
Net Income	—	—	—	2,251,490	2,251,490
Balance at March 31, 2025	29,868,214	$687	$—	$1,139,547	$1,140,234

The accompanying notes are an integral part of the interim financial statements.

Aldel Financial II Inc.

Statement of Cash Flows

For the three months period ended March 31, 2025

(Unaudited)

Cash flows from operating activities
Net income	$2,251,490
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(9,222)
Prepaid expenses	49,263
Net cash used in operating activities	2,291,532

Cash flows from investing activities
Investment in trust account	(2,416,319)
Net cash used in investing activities	(2,416,319)

Cash flows from financing activities	—
Net cash provided by Financing activities	—

Net increase in cash	(124,787)
Cash at beginning of period	1,004,085
Cash at end of period	$879,298
Supplemental disclosure for non-cash financing activities:	—

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2025 (UNAUDITED)

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“ Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A ordinary shares at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The holders of Public Shares is entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of March 31,2025, the redemption value of the trust account was approximately $10.24 per share.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At March 31, 2025, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the three-month ended March 31 2025, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Common stock subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2025, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained or accumulated deficit if additional paid in capital account equals zero.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the three-month period ended March 31, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of ordinary share (in dollars, except per share amounts):

Net income from January 1, 2025, to March 31, 2025	$2,251,490

	For the three months period ended March 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$1,733,647	$517,842	$2,251,489
Less: Accretion allocated based on ownership percentage	(1,860,565)	(555,753)	(2,416,319)
Plus: Accretion applicable to the redeemable class	2,416,319	—	2,416,319
Total income (loss) by class	$2,289,400	$(37,911)	2,251,489

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.10	$(0.01)

	For the three months period ended March 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$1,823,706	$427,783	$2,251,489
Less: Accretion allocated based on ownership percentage	(1,957,218)	(459,101)	(2,416,319)
Plus: Accretion applicable to the redeemable class	2,416,319	—	2,416,319
Total income (loss) by class	$2,282,807	$(31,318)	2,251,489

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.066	$(0.004)

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

Recently issued accounting standard

Management reviewed the updates to the improvement to reporting segment under ASU 2023-07 – Segment Reporting. The company is a special purpose acquisition company and does not have any operation. As such the management does not have metric established to measure performance. The management view the updated will have no material effect on the Company’s financial statement.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 19, 2024, the Company issued an aggregate of 5,750,000 shares of ordinary share (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13,2024 the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares.

On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary share equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. The promissory note was full paid after the IPO. As of March 31, 2025, there was no balance outstanding under the promissory notes.

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

Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.75% of the gross proceeds of the IPO upon completion of the Business Combination. The deferred underwriting commission consists of a spread comprised of the following component, each payable upon consummation of the Company’s Business Combination: i) 1.75 % shall be paid to Underwriter in cash, ii) 1% applicable to the cash remaining in the Trust at Business Combination and iii) 1% shall be paid to Underwriter in cash, provided that, the Company will have the right, in its sole discretion, not to pay and reallocate any portion of the 1% for the payment of expenses in connection with the Business Combination or for the working capital for the combined company following the Business Combination

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of March 31, 2025. There were 707,500 shares of Class A ordinary shares outstanding as of March 31, 2025, excluding 23,000,000 shares subject to possible redemption. Each Class A and Class B ordinary share has one voting right.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares are to be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of ordinary share underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company has 11,500,000 (including 1,500,000 pursuant to the full exercise of underwriters’ over-allotment option) Public Warrant outstanding at close of the IPO.

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

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of ordinary share at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 2 2025, the date that the financial statements were issued. There were no subsequent events to report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or refer to Aldel Financial II Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Each Private Unit consists of one ordinary share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of March 31, 2025, the redemption value of the trust account was approximately $10.24 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through March 31, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2025, the Company reported net income of $2,251,489, which consists of $2,416,318, in investment income earned in Trust Account, offset by $164,829 of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2025, the Company held a cash balance of $879,289. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2025, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025.

Contractual Obligations

Registration Rights

Pursuant to the registration right agreement entered on October 21, 2024, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights

Underwriting Agreement

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

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property

Promissory Notes

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

As of March 31, 2025, there was no outstanding balance under the promissory notes.

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

Common stock subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2025, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained earnings.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year - end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the three-month period ended March 31, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. However, Company has remedied all the deficiencies post quarter end.

Changes in Internal Control Over Financial Reporting

During the three month period ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the IPO, we consummated Private Placements in which (i) Sponsor and Underwriter purchased 477,500 and 230,000 private units Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrant at a price of $0.10 per warrant, each exercisable to purchase one share of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one-half of one non-redeemable Private Unit Warrant. Each whole Private Unit Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2025	ALDEL FINANCIAL II INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)