Form 10-Q
period 2025-06-30
Aldel Financial II Inc.
filed 2025-07-30
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025 there were 29,868,214 shares of ordinary share, par value $0.0001 issued and outstanding.

ALDEL FINANCIAL II INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$809,438	$1,004,085
Prepaid expense	224,895	323,005
Total current assets	1,034,333	1,327,090
Investment held in trust account	238,078,777	233,166,502
TOTAL ASSETS	$239,113,110	$234,493,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57	22,027
TOTAL LIABILITIES	$57	$22,027

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value	$238,078,777	233,166,502

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 707,500 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	$71	$71
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616	616
Accumulated deficit	1,033,589	1,304,376
Total Stockholders’ Equity	1,034,276	1,305,063
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,113,110	$234,493,592

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Operations

(Unaudited)

	For the six months	For the three months
	period ended	period ended
	June 30, 2025	June 30, 2025
Operating expenses:
General and administrative expenses	$270,787	$105,958
Loss from operations	(270,787)	(105,958)

Other income:
Investment income on trust account	4,912,276	2,495,957
Total other income	4,912,276	2,495,957

Net income	$4,641,489	$2,389,999

Weighted average redeemable common shares outstanding basic	23,000,000	23,000,000
Basic income per share, redeemable shares	$0.20	0.10

Weighted average redeemable common shares outstanding diluted	34,500,000	34,500,000
Diluted income per share, redeemable shares	$0.14	0.070

Weighted average non-redeemable common shares outstanding basic and diluted	6,868,214	6,868,214
Basic and diluted loss per non-redeemable share	$(0.009)	(0.004)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Changes in Stockholders’ Equity

For the six months period ended June 30, 2025

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at December 31, 2024 (audited)	29,868,214	$687	$—	$1,304,376	$1,305,063
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,416,319)	(2,416,319)
Net Income	—	—	—	2,251,490	2,251,490
Balance at March 31, 2025	29,868,214	$687	$—	$1,139,547	$1,140,234
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,495,957)	(2,495,957)
Net Income	—	—	—	2,389,999	2,389,999
Balance at June 30, 2025	29,868,214	$687	$—	$1,033,589	$1,034,276

The accompanying notes are an integral part of the interim financial statements.

Aldel Financial II Inc.

Statements of Cash Flows

(Unaudited)

For the six months
period ended
June 30, 2025
Cash flows from operating activities
Net income	$4,641,489
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(21,971)
Prepaid expenses	98,111
Net cash used in operating activities	4,717,629

Cash flows from investing activities
Investment in trust account	(4,912,276)
Net cash used in investing activities	(4,912,276)

Cash flows from financing activities	—
Net cash provided by Financing activities	—

Net increase in cash	(194,647)
Cash at beginning of period	1,004,085
Cash at end of period	$809,438
Supplemental disclosure for non-cash financing activities:	—

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2025 (UNAUDITED)

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The holders of Public Shares is entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of June 30,2025, the redemption value of the trust account was approximately $10.35 per share.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At June 30, 2025, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the six-month ended June 30 2025, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Common stock subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2025, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the six-month period ended June 30, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of ordinary share (in dollars, except per share amounts):

Net income from January 1, 2025, to June 30, 2025	$4,641,489

	For the six months period ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$3,573,947	$1,067,542	$4,641,489
Less: Accretion allocated based on ownership percentage	(3,782,452)	(1,129,823)	(4,912,276)
Plus: Accretion applicable to the redeemable class	4,912,276	—	4,912,276
Total income (loss) by class	$4,703,770	$(62,281)	4,641,489

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.20	$(0.009)

	For the six months period ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$3,759,606	$881,883	$4,641,489
Less: Accretion allocated based on ownership percentage	(3,978,943)	(933,332)	(4,912,276)
Plus: Accretion applicable to the redeemable class	4,912,276	—	4,912,276
Total income (loss) by class	$4,692,938	$(51,449)	4,641,489

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.14	$(0.006)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended June 30, 2025

Net income from April 1, 2025, to June 30, 2025	$2,389,999

	For the three months period ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$1,840,299	$549,700	$2,389,999
Less: Accretion allocated based on ownership percentage	(1,921,887)	(574,070)	(2,495,957)
Plus: Accretion applicable to the redeemable class	2,495,957	—	2,495,957
Total income (loss) by class	$2,414,369	$(24,370)	2,389,999

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.10	$(0.004)

	For the three months period ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$1,935,899	$454,100	$2,389,999
Less: Accretion allocated based on ownership percentage	(2,021,725)	(474,232)	(2,495,957)
Plus: Accretion applicable to the redeemable class	2,495,957	—	2,495,957
Total income (loss) by class	$2,410,131	$(20,132)	2,389.999

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.070	$(0.002)

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 31, 2025. The adoption resulted in disclosure changes only.

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

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. The promissory note was full paid after the IPO. As of June 30, 2025, there was no balance outstanding under the promissory notes.

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

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of June 30, 2025. There were 707,500 shares of Class A ordinary shares outstanding as of June 30, 2025, excluding 23,000,000 shares subject to possible redemption. Each Class A and Class B ordinary share has one voting right.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 30 2025, the date that the financial statements were issued. There were no subsequent events to report.

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of June 30, 2025, the redemption value of the trust account was approximately $10.35 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through June 30, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2025, the Company reported net income of $2,389,999, which consists of $2,495,957, in investment income earned in Trust Account, offset by $105,958 of general and administrative expenses.

For the six months ended June 30, 2025, the Company reported net income of $4,641,489, which consists of $4,912,276, in investment income earned in Trust Account, offset by $270,787 of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2025, the Company held a cash balance of $809,438. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2025, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025.

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

As of June 30, 2025, there was no outstanding balance under the promissory notes.

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

Common stock subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2025, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained earnings.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year - end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the six-month period ended June 30, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. However, Company has made and continues to make efforts to remediate its deficiencies.

Changes in Internal Control Over Financial Reporting

During the six month period ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 30, 2025	ALDEL FINANCIAL II INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)