Form 10-Q
period 2025-09-30
Aldel Financial II Inc.
filed 2025-10-27
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025 there were 29,868,214 shares of ordinary share, par value $0.0001 issued and outstanding.

ALDEL FINANCIAL II INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheet

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$746,386	$1,004,085
Prepaid expense	181,218	323,005
Total current assets	927,604	1,327,090

Investment held in trust account	240,649,408	233,166,502
TOTAL ASSETS	$241,577,012	$234,493,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,364	22,027
TOTAL LIABILITIES	$13,364	$22,027

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value	$240,649,408	233,166,502

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 707,500 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	$71	$71
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616	616
Accumulated deficit	913,553	1,304,376
Total Stockholders’ Equity	914,240	1,305,063
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,577,012	$234,493,592

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Operations

(Unaudited)

	For the nine	For the three	For the period from
	months	months	July 15, 2024
	period ended	period ended	(inception) to
	September 30, 2025	September 30, 2025	September 30, 2024
Operating expenses:
General and administrative expenses	$390,823	$120,036	$8,919
Loss from operations	(390,823)	(120,036)	(8,919)

Other income:
Investment income on trust account	7,482,906	2,570,630	—
Total other income	7,482,906	2,570,630	—

Income before taxes	7,092,083	2,450,594	(8,919)
Income taxes	—	—	—
Net income	$7,092,083	$2,450,594	$(8,919)

Weighted average redeemable common shares outstanding basic	23,000,000	23,000,000	—
Basic income per share, redeemable shares	$0.31	0.11	—

Weighted average redeemable common shares outstanding diluted	34,500,000	34,500,000	—
Diluted income per share, redeemable shares	$0.21	0.07	—

Weighted average non-redeemable common shares outstanding basic and diluted	6,868,214	6,868,214	5,477,969
Basic and diluted loss per non-redeemable share	(0.01)	(0.004)	(0.002)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statement of Changes in Stockholders’ Equity

For the nine months period ended September 30, 2025

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at July 15, 2024 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	575	24,425	—	25,000
Issuance of additional founder shares	410,714	41	1,626	—	1,667
Net loss	—	—	—	(8,919)	(8,919)
Balance at September 30, 2024	6,160,714	$616	$26,051	$(8,919)	$17,748
Sale of 23,000,000 units at $10 per unit in IPO	23,000,000	2,300	229,997,700	—	230,000,000
Sale of 477,500 units to Sponsor in private placement	477,500	48	4,774,952	—	4,775,000
Sale of 230,000 units to underwriters in private placement	230,000	23	2,299,977	—	2,300,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Reclassification of deferred offering costs	—	—	(4,613,768)	—	(4,613,768)
Class A ordinary shares subject to possible redemptions	—	(2,300)	(231,147,700)	—	(231,150,000)
Accretion of Class A ordinary shares subject to possible redemption	—	—	(1,437,212)	(579,290)	(2,016,502)
Net Income	—	—	—	1,892,585	1,892,585
Balance at December 31, 2024 (audited)	29,868,214	$687	$—	$1,304,376	$1,305,063
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,416,319)	(2,416,319)
Net Income	—	—	—	2,251,490	2,251,490
Balance at March 31, 2025	29,868,214	$687	$—	$1,139,547	$1,140,234
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,495,957)	(2,495,957.00)
Net Income	—	—	—	2,389,999	2,389,999
Balance at June 30, 2025	29,868,214	$687	$—	$1,033,589	$1,034,276
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,570,630)	(2,570,630)
Net Income	—	—	—	2,450,594	2,450,594
Balance at September 30, 2025	29,868,214	$687	$—	$913,553	$914,240

The accompanying notes are an integral part of the interim financial statements.

Aldel Financial II Inc.

Statement of Cash Flows

(Unaudited)

	For the nine months	For the period
	period ended	July 15 (inception) to
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income	$7,092,083	$(8,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering cost	—	(160,969)
Deferred offering cost payable	—	73,493
Accounts payable	(8,664)	27
Prepaid expenses	141,788	—
Net cash used in operating activities	7,225,207	(96,368)

Cash flows from investing activities
Investment in trust account	(7,482,906)	—
Net cash used in investing activities	(7,482,906)	—

Cash flows from financing activities	—	—
Promissory note	—	178,333
Founder share issuance	—	26,667
Net cash provided by Financing activities	—	205,000

Net increase in cash	(257,699)	108,632
Cash at beginning of period	1,004,085	—
Cash at end of period	$746,386	$108,632
Supplemental disclosure for non-cash financing activities:
Settlement of additional Founder Share issuance against the promissory note	—	1,667
Income tax and interest paid	—	—

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2025 (UNAUDITED)

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The holders of Public Shares is entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of September 30,2025, the redemption value of the trust account was approximately $10.46 per share.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At September 30, 2025, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the nine-month ended September 30 2025, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Common stock subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2025, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the nine-month period ended September 30, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of ordinary share (in dollars, except per share amounts):

Net income from January 1, 2025, to September 30, 2025	$7,092,083

	For the nine months period ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$5,460,904	$1,631,179	$7,092,083
Less: Accretion allocated based on ownership percentage	(5,761,838)	(1,721,068)	(7,482,906)
Plus: Accretion applicable to the redeemable class	7,482,906	—	7,482,906
Total income (loss) by class	$7,181,972	$(89,889)	7,092,083

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.31	$(0.013)

	For the nine months period ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$5,744,587	$1,347,496	$7,092,083
Less: Accretion allocated based on ownership percentage	(6,061,154)	(1,421,752)	(7,482,906)
Plus: Accretion applicable to the redeemable class	7,482,906	—	7,482,906
Total income (loss) by class	$7,166,339	$(74,256)	7,092,083

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.21	$(0.01)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended September 30, 2025.

Net income from July 1, 2025, to September 30, 2025	$2,450,594

	For the three months period ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$1,886,957	$563,637	$2,450,594
Less: Accretion allocated based on ownership percentage	(1,979,385)	(591,245)	(2,570,630)
Plus: Accretion applicable to the redeemable class	2,570,630	—	2,570,630
Total income (loss) by class	$2,478,202	$(27,608)	2,450,594

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.11	$(0.004)

	For the three months period ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$1,984,981	$465,613	$2,450,594
Less: Accretion allocated based on ownership percentage	(2,082,210)	(488,420)	(2,570,630)
Plus: Accretion applicable to the redeemable class	2,570,630	—	2,570,630
Total income (loss) by class	$2,473,401	$(22,807)	2,450,594

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.07	$(0.003)

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. The promissory note was full paid after the IPO. As of September 30, 2025, there was no balance outstanding under the promissory notes.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of September 30, 2025. There were 707,500 shares of Class A ordinary shares outstanding as of September 30, 2025, excluding 23,000,000 shares subject to possible redemption. Each Class A and Class B ordinary share has one voting right.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to October 27, 2025, the date that the financial statements were issued.

On October 27, 2025, Peter Early resigned as the director of the Company. Charles Nearburg was appointed as a new director replacing Peter Early.

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of September 30, 2025, the redemption value of the trust account was approximately $10.46 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through September 30, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2025, the Company reported net income of $2,450,594, which consists of $2,570,630, in investment income earned in Trust Account, offset by $120,036 of general and administrative expenses.

For the nine months ended September 30, 2025, the Company reported net income of $7,092,083, which consists of $7,482,906, in investment income earned in Trust Account, offset by $390,823 of general and administrative expenses.

For the period ended July 15 (inception) to September 30, 2024, the Company reported net loss of $8,919, which consists of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2025, the Company held a cash balance of $746,386. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2025, there were no Working Capital Loans under this arrangement.

We do not believe we need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

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

As of September 30, 2025, there was no outstanding balance under the promissory notes.

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

Common stock subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2025, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained earnings.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year - end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the nine-month period ended September 30, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. However, Company has made and continues to make efforts to remediate its deficiencies.

Changes in Internal Control Over Financial Reporting

During the nine month period ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 27, 2025	ALDEL FINANCIAL II INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)