Form 10-K
period 2025-12-31
Aldel Financial II Inc.
filed 2026-03-25
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	ALDF.U	THE NASDAQ STOCK MARKET LLC
Ordinary Shares	ALDF	THE NASDAQ STOCK MARKET LLC
Warrants	ALDF.W	THE NASDAQ STOCK MARKET LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, based upon the closing price of the ordinary shares on such date as reported on Nasdaq Global Market, was approximately $241,270,000.

As of March 24, 2026 there were 23,707,500 Class A ordinary shares, par value $0.0001, and 6,160,714 Class B ordinary shares, par value $0.0001, issued and outstanding.

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

PART I

References in this report to “we,” “us” or the “Company” refer to Aldel Financial II Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors II LLC, a Delaware limited liability company.

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consist of one common share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

As of December 31, 2025, there was $243,045,615 in investments and cash held in the trust account, which includes interest income available for the Company to use for its income tax, as well as $541,650 of cash held outside the trust account. As of December 31, 2025, we have withdrawn $0 of interest earned from the trust account to pay taxes.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. All activity through December 31, 2025 relates to the Company’s formation, IPO and search for a business combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the IPO.

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

We are not prohibited from pursuing a Business Combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with the Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that Business Combination is fair to our company from a financial point of view.

Redemption rights for holders of public shares upon consummation of the Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is approximately $10.57 per public share as of December 31, 2025. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. Our Initial Stockholders, Sponsor, Underwriter, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they acquired or may acquire during or after the IPO in connection with the completion of our Business Combination. .

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

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and our Initial Stockholders, Sponsor, officers and directors and the underwriters have agreed to vote any Founder Shares and the shares underlying the Private Units (the “Private Shares”) they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our Unit commenced trading on October 23, 2024. On December 16,2024, our Public Share and Public Warrant included in the Unit began separate trading. Unit not separated will continue to be listed on the Nasdaq Global Market. At December 31, 2025, there were 29,868,214 of our ordinary shares issued and outstanding.

Holders

As of March 12, 2025, there were three holders of record of our units, eleven holders of record of our common stock and three holders of record of our warrants.

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

Simultaneously with the closing of the IPO, we consummated Private Placements in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“Underwriter”) purchased 477,500 and 230,000 private units Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrant at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

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

As of December 31, 2025, the Company generates nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of December 31, 2025, the redemption value of the trust account was approximately $10.57 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2025, the Company reported net income of $9,225,582, which consists of $9,879,114 in investment income earned in Trust Account, offset by $653,532 of general and administrative expenses.

For the period July 15, 2024 (inception) to December 31, 2024, the Company reported net income of $1,883,666, which consists of $2,016,502 in investment income earned in Trust Account, offset by $132,836 of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2025, the Company held a cash balance of $541,650. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On October 23, 2024, we consummated its IPO of 23,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of Private Units and $15 Private Warrants generating proceeds of $7,175,000

From the proceeds of the IPO and Private Placement, the Company put $231,150,000 ($10.05 per Unit) in the Trust and retained approximately $1,900,000 for working capital and payment of expenses related to IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2025, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

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

Related Party Transactions

Founder Shares

On July 19, 2024, we issued an aggregate of 5,750,000 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 13, 2024 the Sponsor transferred an aggregate of 690,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,060,000 Founder Shares.

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

As of December 31, 2025 and 2024, there was no outstanding balance under the promissory notes.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor performs certain services for the Company for a monthly fee of $20,000.

Chief Executive Officer of the Company serves as managers of the Sponsor as of December 31, 2025.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the year ended December 31, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the years ended December 31, 2025, there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Robert I. Kauffman	61	Chief Executive Officer and Chairman of the Board
Hassan R. Baqar	48	Chief Financial Officer
Stuart Kovensky	58	Director
Jonathan Marshall	62	Director
Meltem Demirors	38	Director
Charles E. Nearburg	75	Director

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

Hassan R. Baqar has served as Chief Financial Officer of the Company since August 2024 and the Secretary since inception. Mr. Baqar has over 20 years of experience within financial services and other industries focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and Managing Member of Sequoia Financial LLC, a management services and advisory firm, since January 2019. Mr. Baqar also serves as a Chief Financial Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination since October 2023. Since November 2025, Mr. Baqar serves as Director of Capital Markets of Saltire Capital Ltd. (TSX: SLT). Since September 2023, Mr. Baqar serves as Chief Financial Officer of FG Merger III Corp., a special purpose acquisition company in the process of completing its IPO. Since September 2025, Mr. Baqar serves as Chief Financial Officer of FG Imperii Acquisition Corp, a special purpose acquisition company in the process of completing its business combination. Mr. Baqar serves as Chief Financial Officer and director of Greenland Exploration Limited since June 2025.

Previously, Mr. Baqar served as Chief Financial Officer from September 2024 to November 2025 of Saltire Capital Ltd. (TSX: SLT), Chief Financial Officer from August 2021 to February 2024 and Executive Vice President from December 2021 to February 2024 of FG Nexus Inc. (“FGNX”), formerly FG Financial Group Inc. (“FGF”)., which operates as a Ethereum Treasury Company and previously as a reinsurance and asset management holding company, as a director of Fundamental Global Reinsurance Ltd., a Cayman Islands reinsurance company from June 2020 to 2025, as Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and is focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors from February 2021 to October 2023, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, and as a director and Chief Financial Officer of Unbounded Media Corporation from June 2019 to September 2023, as a director, treasurer and secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company from October 2022 to April 2024. Mr. Baqar served as a director of FG Merger Corp. (Nasdaq: FGMCU) from December 2021 to August 2023, a special purpose acquisition company which merged with iCoreconnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, and as Chief Financial Officer of Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the board of directors of FG Nexus Inc.from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NYSE: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

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

Jonathan S. Marshall has been a director of the Company since October 21, 2024. Since June 2018, Mr. Marshall has served as the Executive Director of the Race Team Alliance (RTA), a 501(c)(6) organization that represents the collective interests of the race teams that compete in the NASCAR Cup Series. As Executive Director, he works closely with the leadership of the member race teams with a mandate to advance their collective interests in the sport. He has served that role since 2018. Prior to the RTA, from November 2013 to April 2018, Mr. Marshall was the Chief Operating Officer and General Counsel of the World Surf League (“WSL”) having joined the WSL as its General Counsel before being promoted to COO. In addition to his legal background, Mr. Marshall has a wide range of experience in the fields of media distribution, financing, licensing and sales, mergers and acquisitions and corporate transactions.

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

Meltem Demirors has been a director of the Company since October 21, 2024. Since 2024, Ms. Demirors has served as the Managing Partner of Crucible Capital, an investment firm she founded which focuses on the intersection of cryptocurrencies, physical infrastructure, and commodities markets. From 2018 to 2023, Ms. Demirors served as Chief Strategy Officer at CoinShares, a publicly listed European investment company specializing in digital assets, where she oversaw investments to provide institutional investors with thematic, risk-managed exposure to the emerging crypto asset ecosystem and served as managing director of the firm’s US operations. From 2015 until 2018, Ms. Demirors led the Development team at Digital Currency Group, one of the largest digital asset investment firms in the world. Previously, Ms. Demirors was a strategy consultant in Deloitte’s Oil & Gas practice. She is a frequent contributor to broadcast and print media and is a Program Fellow at the Oxford Saïd Business School where she has been overseeing the Blockchain Strategy Program since 2017. Ms. Demirors holds a BA in Mathematical Economics from Rice University, and an MBA from the MIT Sloan School of Management. We believe that Ms. Demirors is qualified to serve on our board of directors due to her experience in public companies, financial markets and management skills.

Charles E. Nearburg has been a director of the Company since October 27, 2025. Founding Nearburg Producing Company in 1979, Charles grew it into one of the Top 100 Independent Producers in the U.S., and always operating in an environmentally conscious way, received two Environmental Awards from the Bureau of Land Management. Between 2016-2017 Nearburg Producing Company sold the majority of its producing assets to two firms backed by Warburg Pincus and Carnelian Capital. Mr. Nearburg also owns STOL Aviation LLC, which is developing a world class “back country” short take-off and landing airplane, and NRC Marketing, Inc. (“Nearburg Racing”) which prepares vintage Formula 1 cars for competition. Mr. Nearburg was also a minority owner and advisory board member of McLaren Racing LTD, a top Formula 1 and Indy Car Team.

In honor of his son, Rett, who lost an 11-year battle with Ewing’s at age 21, Mr. Nearburg devotes substantial time and resources in support of Ewing’s Sarcoma cancer research and was instrumental in founding the Rett Nearburg International Ewing’s Sarcoma Research Symposia, of which six have now been held (www.rett.org). In 2024, he launched the Ewing Sarcoma Institute which is dedicated to radically improving outcomes for Ewing Sarcoma patients by uniting the global community to accelerate collaborative scientific discovery and development of breakthrough treatments (www.ewingsarcoma.org).

A lifelong car racer, his career includes driving a 333SP Ferrari at Le Mans, finishing 4th and 10th overall at the Sebring 12-Hours, and driving the late Walter Payton’s Indy Car in the 1997 CART/FedEx Championship. In September 2010 at the Bonneville Salt Flats driving the “Spirit of Rett” streamliner, Mr. Nearburg set a 414 MPH FIA record with a top speed of 422 MPH. This made the “Spirit of Rett” the fastest single engine normally aspirated car in history, as well as the 3rd fastest internal combustion engine car in history. Mr. Nearburg is one of only six people in history to have set a piston engine car record at over 400 MPH. The “Spirit of Rett” was built in the Nearburg Racing shop.

A graduate of Dartmouth College, Mr. Nearburg, received AB, BE, and ME degrees at Dartmouth’s Thayer School of Engineering, where he has been on the Board of Advisors for 30 years. He is also a Trustee of University of Texas Southwestern Medical Foundation; the Petersen Automotive Museum in Los Angeles; the Art Center College of Design in Pasadena; and a Life Trustee of the St. Mark’s School of Texas in Dallas. He is a past Trustee of the Maryland Institute College of Art in Baltimore; The Hockaday School in Dallas; and the Hood Museum of Art at Dartmouth College.

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

On October 27, 2025, Peter Early announced his resignation from the board of director of the Company effective October 27, 2025. Mr. Early, who has served as a member of the board since October 2024, indicated that his resignation was not the result of any disagreement with the Company regarding its operations, policies, practices or otherwise.

On October 27, 2025, the board appointed Charles E. Nearburg to fill the vacancy on the board created by Mr. Early’s resignation. The appointment of Mr. Nearburg is effective as of October 27, 2025. Mr. Nearburg was appointed to serve as a Class I director for a remaining term expiring at the Company’s 2026 Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board has determined that each of Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg (previously Peter Early who resigned as board member in October 2025) is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors, the members of which are Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg, each of whom meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Stuart Kovensky serves as chairperson of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that each of Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We established a compensation committee of the board of directors, the members of which are Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg are independent and Meltem Demirors chairs the compensation committee.

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

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a Business Combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors, the members of which are Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg. Charles E. Nearburg serves as chair of the nominating and corporate governance committee.

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

Senior Advisor to the Board of Directors

Larry G. Swets Jr. acts as senior advisor to the Board of Directors. Mr. Swets assists our management team with sourcing and evaluating business opportunities and devises plans and strategies to optimize any business that we may acquire. We have not entered into any formal arrangements or agreements with Mr. Swets to provide services to us and he will have no fiduciary obligations to present business opportunities to us. Mr. Swets will not be paid any finder’s fees, reimbursement, or consulting fee prior to, or in connection with any services rendered in order to effectuate, the consummation of our Business Combination (regardless of the type of transaction).

Larry G. Swets, Jr. serves as our senior advisor. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles.

Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018 and director of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry, since June 2016. Since September 2023, Mr. Swets has served as Chief Executive Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination. Since September 2025, Mr. Swets has served as Chief Executive Officer of FG Imperii Acquisition Corp., a special purpose acquisition company in the process of completing its business combination. Since Februaury 2024, Mr Swets has served as Head of Merchant Banking of FG Nexus Inc.(“FGNX”), formerly FG Financial Group Inc. (“FGF”) which operates as a Ehereum Treasury Company and previously as a reinsurance and asset management holding company. From October 2021 to September 2024, Mr. Swets also served as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed as Saltire Capital Ltd. (TSX: SLT). Since September

2023, Mr. Swets serves as CEO of FG Merger III Corp., a special purpose acquisition company in the process of completing its IPO and is focused on searching for a target company in the financial services sector. Since September 2024, Mr. Swets serves as Executive Chairman of Saltire Capital Ltd. (TSX: SLT). Since June 2025, Mr. Swets has served as Chief Executive Officer of Greenland Exploration Corp.

Previously, Mr. Swets served as a director of FG Merger Corp. (Nasdaq: FGMCU), a special purpose acquisition company which merged with iCoreConnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, from February 2022 to August 2023, and as a director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. From October 2021 to September 2024, Mr. Swets also served as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed as Saltire Capital Ltd. (TSX: SLT). Mr. Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021.

Mr. Swets also served as Chief Executive Officer of FG Nexus (“FGNX”), formerly FG Financial Group Inc. (“FGF”). from November 2020 to February 2024, after having served as interim CEO from June 2020 to November 2020, Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerlyItasca Capital Ltd.) from June 2016 to June 2021, Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and director of 1347 Capital Corp., a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB), from April 2014 to July 2016. He was also a founder and served as Chairman of the Board of Unbounded Media Corporation from June 2019 to September 2023. Mr. Swets also previously served as a member of the board of directors of FG Nexus, formerly FG Financial Group Inc. from November 2013 to February 2024, FG Group Holdings, Inc. from October 2021 to February 2024, Harbor Custom Development, Inc. (Nasdaq: HCDI) from February 2020 to November 2023, Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of February 20, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

The beneficial ownership of our common stock is based on 29,868,214 ordinary shares issued and outstanding as of February 20, 2026 of which 23,707,500 were Class A ordinary shares and 6,106,000 were Class B ordinary shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Public Warrants, Private Unit Warrants and $15 Private Warrants that are not exercisable within 60 days of February 20, 2026.

	Class A ordinary shares		Class B ordinary shares
	Number of shares	Approximate	Number of shares	Approximate	Approximate
	beneficially	percentage	beneficially	percentage	percentage
Name and Address of Beneficial Owner(1)	owned	of class	owned	of class	of ordinary class
Aldel Investors II LLC (2)(3)	440,000	*	5,470,714	89.5%	18.3%
Robert I. Kauffman (3)(4)	440,000	*	5,558,214	91.02%	18.5%
Hassan R. Baqar	—	—	70,000	1.14%	*
Peter Early(4)	—	—	12,500	*	*
Charles E. Nearburg (4)	—	—	25,000	*	*
Stuart Kovensky	—	—	25,000	*	*
Jonathan Marshall	—	—	25,000	*	*
Meltem Demirors	—	—	25,000	*	*
All officers, directors and director nominees as a group (6 persons)	440,000	*	5,740,714	93.2%	19.2%
5% or more owners
Magnetar Fund (5)	1,900,00	8.01%	—	—	6.36%
Harraden Fund(6)	2,351,288	9.92%	—	—	7.87%
LMR Partners LLP	1,200,000	5.1%	—	—	4.1%
AQR Fund	2,263,184	9.54%	—	—	7.5%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 104 S. Walnut Street, Unit 1A, Itasca, IL 60143.
(2)	Interests include founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, Class A ordinary shares issuable pursuant to a private placement.
(3)	Aldel Investors II LLC is the record holder of the shares reported herein. Robert I. Kauffman is the managing member of Aldel Investors II LLC. Mr. Kauffman has voting and investment discretion with respect to the ordinary shares held of record by Aldel Investors II LLC.
(4)	On October 27, 2025, Peter Early resigned from the board of director of the Company and was replaced by Charles E. Nearburg. Peter Early transferred 12,500 Founder Share and Mr. Kauffman transferred 12,500 Founder Shares held in his individual name to Mr. Nearburg.
(5)	As per 13 G filed on January 1, 2025, Magnetar Funds’ entities collectively own 1,900,000 ordinary shares. The principal address for Magnetar Funds is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6)	As per 13 G/A filed on November 14, 2025, Harraden Fund’s entities collectively own 2,351,288 ordinary shares. The principal address for Harraden Funds is 299 Park Avenue, 21st Floor, New York, NY 10171.
(7)	As per 13 G/A filed on May 15, 2025, LMR Partners LP own 1,200,000 ordinary shares. The principal address for LMR Partners LLP is 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

As per 13 G/A filed on February 14, 2025, AQR Funds’s entities collectively own 2,263,184 ordinary shares. The principal address for AQR Fund is One Greenwich Plaza, Suit 130 Greenwich, Connecticut 06830 our Sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Robert I. Kauffman	Hagerty Insurance	Insurance	Director
	Global Net Lease Realty	Real Estate	Chairman and Director
	Race Team Alliance	Motorsport	Chairman
	RK Motors	Car dealership	Owner

Hassan R. Baqar	Saltire Capital Ltd.	Investment Company	Director of Capital Markets
	Craveworthy LLC	Restaurant Portfolio Company	Manager
	FG Merger II Corp.	Special Purpose Acquisition Company	Chief Financial Officer
	Sequoia Financial LLC	Management Services & Financial Advisory	Managing Member
	FG Imperii Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer
	Greenland Exploration Limited	Energy company	Chief Financial Officer & Director

Stuart Kovensky	Cogent Advisory LLC	Investment Management	Manager
	At Home Cayman, Inc.	Finance/Retail	Director
	Meet Perry, Inc.	Investment Community	Advisory Board Member
	Hermitage Member Club, Inc.	Leisure	Director
	Guitar Centers, Inc.	Retail	Director

Jonathan Marshall	Parella Motorsports Holdings LLC	Motorsport	Director
	TFI Properties, LLC	Hospitality	President

Meltem Demirors	Crucible Capital Management LLC	Investment management	Owner, managing member
	Crucible Capital Fund I & I-A	Venture capital	Sole GP to the Fund
	Crucible Capital GP I LLC	Venture capital	Sole GP
	Crucible Capital Standard Nuclear Series A SPV	Venture capital	Sole GP to the SPV
	Crucible Capital Liquid Opportunities GP LLC	Discretionary investments (internal hedge fund)	One of 3 GPs to the SPV
	Crucible Capital Liquid Opportunities SPV LLC	Discretionary investments (internal hedge fund)	One of 3 members, all are employees of Crucible Capital
	Spruce Pine Holdings LLC	Financing, developing, and operating compute infra	Managing Member
	Shiny Pony LLC	Personal holding company	Owner, managing member
	The Shrike LLC	Personal holding company	Owner, managing member
	MK Studio LLC	Design services and materials	Managing Member
	Compass Mining	Data center hosting	Board director
	Sourceful Labs AB	Energy software startup	Board director
	Nirvana Network Corporation, Inc.	Infrastructure startup	Board director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Initial Shareholders purchased Founder Shares prior to the IPO and have purchased Private Placement Securities in the Private Placement that closed simultaneously with the IPO. Our Initial Shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Securities and Public Shares they hold in connection with the completion of our Business Combination The other members of our management team have entered into agreements similar to the one entered into by our Initial Shareholders with respect to any Public Shares acquired by them in or after the IPO. Additionally, our Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within the prescribed time frame or any extended period of time that we may have to consummate a Business Combination as a result of an amendment to our amended and restated memorandum and articles of association, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our Business

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

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board has determined that each of Stuart Kovensky, Meltem Demirors, and Charles E. Nearburg is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

The following is a summary of fees paid or to be paid to Fruci & Associates II, PLLC (“Fruci”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci in connection with regulatory filings. The aggregate fees billed by Fruci for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statement and other required filings with the SEC was $21,560 and 38,500 for the fiscal years ended December 31, 2025 and 2024 respectively The above amounts include interim procedures and audit fees and retainer for the annual audit, as well as attendance at audit committee meetings.

Tax Fees. We did not pay Fruci for tax planning and tax advice for the fiscal years ended December 31, 2025.

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

The following are filed with this report:

ALDEL FINANCIAL II INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aldel Financial II Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aldel Financial II Inc. (“the Company”) as of December 31, 2025 and 2024, and the related statements of operations, shareholders’ equity, and cash flows from July 15, 2024 (inception) to December 31, 2024 and for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for the period from July 15, 2024 (inception) to December 31, 2024 and the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

March 23, 2026

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheets

(Audited)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$541,650	$1,004,085
Prepaid expense	138,026	323,005
Total current assets	679,676	1,327,090

Investment held in trust account	243,045,615	233,166,502
TOTAL ASSETS	$243,725,291	$234,493,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,145	$22,027
TOTAL LIABILITIES	$28,145	$22,027

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value	$243,045,615	$233,166,502

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 707,500 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	$71	$71
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616	616
Accumulated deficit	650,844	1,304,376
Total Stockholders’ Equity	651,531	1,305,063
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,725,291	$234,493,592

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Operations

(Audited)

		For the period
	For the	from July 15, 2024
	year ended	(inception) to
	December 31,	December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$653,532	$132,836
Loss from operations	(653,532)	(132,836)

Other income:
Investment income on trust account	9,879,114	2,016,502
Total other income	9,879,114	2,016,502

Net income	$9,225,582	$1,883,666

Weighted average redeemable common shares outstanding basic	23,000,000	9,526,627
Basic income per share, redeemable shares	$0.41	$0.34

Weighted average redeemable common shares outstanding diluted	34,500,000	14,289,941
Diluted income per share, redeemable shares	$0.27	$0.21

Weighted average non-redeemable common shares outstanding basic and diluted	6,868,214	6,179,142
Basic and diluted loss per non-redeemable share	$(0.02)	$(0.22)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Shareholders’ Equity

For the year ended December 31, 2025, and for the period from July 15, 2024 (inception) to December 31, 2024

(Audited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at July 15, 2024 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	575	24,425	—	25,000
Issuance of additional founder shares	410,714	41	1,626	—	1,667
Sale of 23,000,000 units at $10 per unit in IPO	23,000,000	2,300	229,997,700	—	230,000,000
Sale of 477,500 units to Sponsor in private placement	477,500	48	4,774,952	—	4,775,000
Sale of 230,000 units to underwriters in private placement	230,000	23	2,299,977	—	2,300,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Reclassification of deferred offering costs	—	—	(4,613,768)	—	(4,613,768)
Class A ordinary shares subject to possible redemptions	—	(2,300)	(231,147,700)	—	(231,150,000)
Accretion of Class A ordinary shares subject to possible redemption	—	—	(1,437,212)	(579,290)	(2,016,502)
Net Income	—	—	—	1,883,666	1,883,666
Balance at December 31, 2024	29,868,214	$687	$—	$1,304,376	$1,305,063
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(9,879,114)	(9,879,114)
Net Income	—	—	—	9,225,582	9,225,582
Balance at December 31, 2025	29,868,214	$687	$—	$650,844	$651,531

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Cash Flows

(Audited)

		For the period
	For the	July 15
	year ended	(inception) to
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net income	$9,225,582	$1,883,666
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	6,118	22,027
Prepaid expenses	184,979	(323,005)
Net cash used in operating activities	9,416,679	1,582,688

Cash flows from investing activities
Investment in trust account	(9,879,114)	(233,166,502)
Net cash used in investing activities	(9,879,114)	(233,166,502)

Cash flows from financing activities
Proceeds from promissory note	—	178,333
Repayment of promissory note	—	(178,333)
Proceeds from issuance of Founder shares	—	26,667
Proceeds from sale of 23,000,000 units at $10 per unit in IPO net of offering cost	—	225,386,232
Proceeds from sale of 477,500 units to Sponsor in private placement	—	4,775,000
Proceeds from sale of 230,000 units to underwriters in private placement	—	2,300,000
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	—	100,000
Net cash provided by Financing activities	—	232,587,899

Net increase in cash	(462,435)	1,004,085
Cash at beginning of period	1,004,085	—
Cash at end of period	$541,650	$1,004,085

Supplemental disclosure for non-cash financing activities:
Settlement of additional Founder Share issuance against the promissory note	—	1,667
Offering cost	—	4,613,768

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025 (Audited)

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors II LLC (the “Sponsor”) and BTIG LLC (“Underwriter”) purchased 477,500 and 230,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $7,075,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 warrants (“$15 Private Warrant”) and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $100,000.

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

The holders of Public Shares is entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of December 31, 2025, the redemption value of the trust account was approximately $10.57 per share.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At December 31, 2025, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the year ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and auditor cost incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering cost amounting to $4,613,768 (including $4,025,000 of underwriting fee) were charged to shareholders’ equity upon the completion of the IPO.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Earnings (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from July 15, 2024 (inception) to IPO was allocated fully to the non-redeemable shares of ordinary stock. Net income for the year ended December 31, 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net income for the year ended December 31, 2025	$9,225,582

	For the year ended December 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$7,103,698	$2,121,884	$9,225,582
Less: Accretion allocated based on ownership percentage	(7,606,917)	(2,272,196)	(9,879,113)
Plus: Accretion applicable to the redeemable class	9,879,113	—	9,879,113
Total income (loss) by class	$9,375,894	$(150,312)	9,225,582

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.41	$(0.02)

	For the year ended December 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$7,472,721	$1,752,861	$9,225,582
Less: Accretion allocated based on ownership percentage	(8,002,082)	(1,877,031)	(9,879,113)
Plus: Accretion applicable to the redeemable class	9,879,113	—	9,879,113
Total income (loss) by class	$9,349,753	$(124,171)	9,225,582

Weighted average shares	34,500,000	6,221,964
Earnings (loss) per ordinary share - Diluted	$0.27	$(0.02)

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

Operating Segments

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets, which include the following:

December 31,
2025
Cash	$541,650
Cash held in Trust Account	$243,045,615

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations.

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

Company pays $20,000 a month in administrative services to the Sponsor. As of December 31, 2025. There was 20,000 payable to the Sponsor.

Promissory Notes

On July 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $180,000. On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. The promissory note was full paid after the IPO. As of December 31, 2025, there was no balance outstanding under the promissory notes.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001 each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of December 31, 2025. Offering. There were 707,500 shares of Class A ordinary shares outstanding, excluding 23,000,000 shares subject to possible redemption. Each Class A and Class B ordinary share has one voting right.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares are to be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company had 11,500,000 (including 1,500,000 pursuant to the full exercise of underwriters’ over-allotment option) Public Warrant outstanding at close of the IPO.

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

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable and may be exercised on a cashless basis. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company had 353,750 (including 33,750 pursuant to the full exercise of underwriters’ over-allotment option) Private Unit Warrants underlying the Private Units outstanding at the close of IPO.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to date of filing. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

4.5	Description of Registrant’s Securities

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

10.8	OTM Warrants Purchase Agreement between the Registrant and Aldel Investors II LLC (incorporated by reference to exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 25, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description of Exhibit

32.2 97	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Clawback Policy

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2026	Aldel Financial II Inc.

	By:	/s/ Robert I. Kauffman
Name: Robert I. Kauffman
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2026	Aldel Financial II Inc.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert I. Kauffman	Chief Executive Officer and Chairman of the Board of Director	March 24, 2026
Robert I. Kauffman	(Principal Executive Officer)

/s/ Stuart Kovensky	Director	March 24, 2026
Stuart Kovensky

/s/ Jonathan Marshall	Director	March 24, 2026
Jonathan Marshall

/s/ Meltem Demirors	Director	March 24, 2026
Meltem Demirors

/s/ Charles E. Nearburg	Director	March 24, 2026
Charles E. Nearburg