Form 10-Q
period 2026-09-30
Aldel Financial II Inc.
filed 2026-11-03
CIK 2031561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026 there were 10,178,194 Class A ordinary shares, par value $0.0001, and 1 Class B ordinary shares, par value $0.0001, issued and outstanding.

ALDEL FINANCIAL II INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Aldel Financial II Inc.

Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$209,992	$541,650
Prepaid expense	9,860	138,026
Total current assets	219,852	679,676

Investment held in trust account	249,681,350	243,045,615
TOTAL ASSETS	$249,901,202	$243,725,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,340	$28,145
Total current liabilities	24,340	28,145
TOTAL LIABILITIES	$24,340	$28,145

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value	$249,681,350	243,045,615

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 707,500 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	$71	$71
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,160,714 issued and outstanding	616	616
Retained earnings	194,825	650,844
Total Stockholders’ Equity	195,512	651,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,901,202	$243,725,291

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Operations

(Unaudited)

	For the nine	For the three	For the nine	For the three
	months	months	months	months
	period ended	period ended	period ended	period ended
	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
Operating expenses:
General and administrative expenses	$456,019	$120,594	$390,823	$120,036
Loss from operations	(456,019)	(120,594)	(390,823)	(120,036)

Other income:
Investment income on trust account	6,635,735	2,283,478	7,482,906	2,570,630
Total other income	6,635,735	2,283,478	7,482,906	2,570,630

Net income	$6,179,716	$2,162,884	$7,092,083	$2,450,594

Weighted average redeemable common shares outstanding basic	23,000,000	23,000,000	23,000,000	23,000,000
Basic income per share, redeemable shares	$0.27	$0.10	$0.31	$0.11

Weighted average redeemable common shares outstanding diluted	34,500,000	34,500,000	34,500,000	34,500,000
Diluted income per share, redeemable shares	$0.18	$0.06	$0.21	$0.07

Weighted average non-redeemable common shares outstanding basic and diluted	6,868,214	6,868,214	6,868,214	6,868,214
Basic and diluted loss per non-redeemable share	$(0.02)	$(0.004)	$(0.01)	$(0.004)

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Changes in Stockholders’ Equity

For the nine months period ended September 30, 2026 and 2025

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Retained	Stockholders’
	Shares	Amount	capital	Earnings	equity
Balance at December 31, 2024 (audited)	29,868,214	$687	$—	$1,304,376	$1,305,063
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,416,319)	(2,416,319)
Net Income	—	—	—	2,251,490	2,251,490
Balance at March 31, 2025	29,868,214	$687	$—	$1,139,547	$1,140,234
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,495,957)	(2,495,957)
Net Income	—	—	—	2,389,999	2,389,999
Balance at June30, 2025	29,868,214	$687	$—	$1,033,589	$1,034,276
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,570,630)	(2,570,630)
Net Income	—	—	—	2,450,594	2,450,594
Balance at September 30, 2025	29,868,214	$687	$—	$913,553	$914,240
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,396,208)	(2,396,208)
Net Income	—	—	—	2,133,499	2,133,499
Balance at December 31, 2025 (audited)	29,868,214	$687	$—	$650,844	$651,531
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,126,628)	(2,126,628)
Net Income	—	—	—	1,906,945	1,906,945
Balance at March 31, 2026	29,868,214	$687	$—	$431,161	$431,848
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,225,629)	(2,225,629)
Net Income	—	—	—	2,109,887	2,109,887
Balance at June 30, 2026	29,868,214	$687	$—	$315,419	$316,106
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,283,478)	(2,283,478)
Net Income	—	—	—	2,162,884	2,162,884
Balance at September 30, 2026	29,868,214	$687	$—	$194,825	$195,512

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months	For the nine months
	period ended	period ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income	$6,179,716	$7,092,083
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(3,806)	(8,664)
Prepaid expenses	128,167	141,788
Net cash provided by operating activities	6,304,077	7,225,207

Cash flows from investing activities
Investment in trust account	(6,635,735)	(7,482,906)
Net cash used in investing activities	(6,635,735)	(7,482,906)

Cash flows from financing activities	—	—
Net cash provided by financing activities	—	—

Net decrease in cash	(331,658)	(257,699)
Cash at beginning of period	541,650	1,004,085
Cash at end of period	$209,992	$746,386
Supplemental disclosure for non-cash financing activities:
Interest and taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

Aldel Financial II Inc.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2026 (UNAUDITED)

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

As of September 30, 2026, the Company had not yet commenced any operations. All activity through September 30, 2026 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of September 30, 2026, the redemption value of the trust account was approximately $10.86 per share.

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

On October 5, 2026, the Company held an extraordinary general meeting in lieu of an annual general meeting (the “Meeting”) of its shareholders.

Pursuant to the approvals in the Meeting the Company filed an amendment to its Amended and Restated Memorandum and Articles of Association to allow the Company extend the date by which the Company must consummate a business combination from October 23, 2026 on a monthly basis up to fifteen times until January 23, 2028 in accordance with the terms set forth in the Investment Management Trust Agreement (“Trust Agreement”), dated October 21, 2024, by and between the Company and Continental Stock Transfer and Company, as amended.

Trust Agreement was amended to (i) allow the Company to extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO if the Company has not completed its initial business combination by the deadline date, or extended such date on a monthly basis up to fifteen times until January 23, 2028 by depositing $50,000 into the trust account for each one-month extension which will be due two days before each deadline date, and (ii) to reduce the amount of interest earned on the trust account that the Company is entitled to withdraw from the trust account to cover liquidation and dissolution expenses from $100,000 to $25,000.

Effective October 5, 2026, 19,690,019 Class A ordinary shares were redeemed for total redemption payment of $213,842,786. The Trust balance after the redemption was $35,947,936.

As a result of redemptions, Company does not qualify to be listed on Nasdaq. As such, Company has applied and has been approved for its Units, Public Shares and Public Warrants to be listed on OTCID Basic Markets (“OTCID”). The securities will commence trading on OTCID once Company is delisted from Nasdaq effective November 6, 2026.

On October 23, 2026, Company issued a promissory note to the Sponsor, pursuant to which Company may borrow up to an aggregate principal amount of $1,000,000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At September 30, 2026, substantially all of the assets held in the Trust Account were invested in a short-term U.S. Treasury obligations which are held to maturity.

Common stock subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2026, ordinary shares subject to possible redemption are presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilizes the two class methodology in calculation of earnings per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Net income for the nine-month and three-month period ended September 30, 2026 was allocated to redeemable and non-redeemable shares of ordinary shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share (in dollars, except per share amounts):

Net income for nine months ended September 30, 2026	$6,179,716

	For the nine months period ended September 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$4,758,381	$1,421,335	$6,179,716
Less: Accretion allocated based on ownership percentage	(5,109,516)	(1,526,219)	(6,635,735)
Plus: Accretion applicable to the redeemable class	6,635,735	—	6,635,735
Total income (loss) by class	$6,284,600	$(104,884)	$6,179,716

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.27	$(0.02)

	For the nine months period ended September 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$5,005,570	$1,174,146	$6,179,716
Less: Accretion allocated based on ownership percentage	(5,374,945)	(1,260,790)	(6,635,735)
Plus: Accretion applicable to the redeemable class	6,635,735	—	6,635,735
Total income (loss) by class	$6,266,360	$(86,644)	6,179,716

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.18	$(0.01)

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share (in dollars, except per share amounts) for the three months ended September 30, 2026;

Net income from July 1, 2026, to September 30, 2026	$2,162,884

	For the three-month period ended September 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	23,000,000	6,868,214	29,868,214
Ownership percentage	77%	23%
Total income allocated by class	$1,665,421	$497,463	$2,162,884
Less: Accretion allocated based on ownership percentage	(1,758,278)	(525,200)	(2,283,478)
Plus: Accretion applicable to the redeemable class	2,283,478	—	2,283,478
Total income (loss) by class	$2,190,621	$(27,737)	2,162,884

Weighted average shares	23,000,000	6,868,214
Earnings (loss) per ordinary share - Basic	$0.10	$(0.004)

	For the three months period ended September 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,500,000	8,221,964	42,721,964
Ownership percentage	81%	19%
Total income allocated by class	$1,751,936	$410,948	$2,162,884
Less: Accretion allocated based on ownership percentage	(1,849,617)	(433,861)	(2,283,478)
Plus: Accretion applicable to the redeemable class	2,283,478	—	2,283,478
Total income (loss) by class	$2,185,797	$(22,913)	2,162,884

Weighted average shares	34,500,000	8,221,964
Earnings (loss) per ordinary share - Diluted	$0.063	$(0.003)

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share (in dollars, except per share amounts) for the nine months ended September 30, 2025;

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months end September 30, 2025.

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

	September 30, 2026	December 31, 2025
Cash	$209,992	$541,650
Marketable securities held in Trust Account	$249,681,350	$243,045,615

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such were recorded in shareholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and re-measured each period with changes recorded in the statement of operations.

Recently issued accounting standards

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

On September 25, 2024, the Company issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares. As of September 30, 2026, there were 6,160,714 Founder Shares outstanding. Effective October 5, 2026, all Founder Share except for one Founder share were converted into Class A ordinary shares.

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

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor performs certain services for the Company for a monthly fee of $20,000. For the nine months ended September 30, 2026 and 2025 Company incurred $180,000 in administrative services fee. For the three months ended September 30, 2026 and 2025 Company incurred $60,000 in administrative services fee.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 total shares of par value $0.0001 each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 6,160,714 Class B or Founder Shares issued and outstanding as of September 30, 2026. There were 707,500 shares of Class A ordinary shares outstanding as of September 30, 2026, excluding 23,000,000 shares subject to possible redemption. Each Class A and Class B ordinary share has one voting right.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares are to be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of ordinary share underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. As of September 30, 2026 Company has 11,500,000 (including 1,500,000 pursuant to the full exercise of underwriters’ over-allotment option) Public Warrant outstanding.

The $15 Private Warrants entitles the holder to purchase one common share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. As of September 30, 2026 and December 31, 2025, Company have 1,000,000 $15 Private Warrant outstanding.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. As of September 30, 2026 and December 31, 2025 Company has 353,750 (including 33,750 pursuant to the full exercise of underwriters’ over-allotment option) Private Unit Warrants underlying the Private Units outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 3, 2026.

On October 5, 2026, the Company held a Meeting of its shareholders. The proposals voted on at the Meeting are described in the Company’s definitive proxy statement on Schedule 14A for the Meeting filed with the Securities and Exchange Commission on September 21, 2026. A total of 24,589,695 of the Company’s Class A ordinary shares and Class B ordinary shares or 82.33% of the Company’s outstanding shares as of September 10, 2026, the record date for the Meeting, were represented virtually or by proxy at the Meeting.

Pursuant to the approvals in the meeting the Company filed an amendment to its Amended and Restated Memorandum and Articles of Association to allow the Company extend the date by which the Company must consummate a business combination from October 23, 2026 on a monthly basis up to fifteen times until January 23, 2028 in accordance with the terms set forth in the Investment Management Trust Agreement (“Trust Agreement”), dated October 21, 2024, by and between the Company and Continental Stock Transfer and Company, as amended.

Trust Agreement was amended to (i) allow the Company to extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO if the Company has not completed its initial business combination by the deadline date, or extended such date on a monthly basis up to fifteen times until January 23, 2028 by depositing $50,000 into the trust account for each one-month extension which will be due two days before each deadline date, and (ii) to reduce the amount of interest earned on the trust account that the Company is entitled to withdraw from the trust account to cover liquidation and dissolution expenses from $100,000 to $25,000.

Stuart Kovensky and Meltem Demirors were appointed as Class II directors on the Company’s board of directors to serve until the 2029 annual general meeting of the Company.

Effective October 5,2026, 19,690,019 Class A ordinary shares were redeemed for total redemption payment of $213,842,786. The Trust balance after the redemption was $35,947,936.

As a result of redemptions, Company does not qualify to be listed on Nasdaq. As such, Company has applied and have been approved for its Units, Public Shares and Public Warrants to be listed on OTCID Basic Markets (“OTCID”). The securities will commence trading on OTCID once Company is delisted from Nasdaq effective November 6, 2026.

Effective October 5, 2026, Sponsor elected to convert all except one Class B ordinary share into Class A Ordinary shares on a one-for- one basis as permitted under amended and restated articles of association of the Company. Other Class B holder also converted all their Class B shares into Class A.

As of October 5, 2026 there were 10,178,194 Class A shares outstanding and one Class B share outstanding after giving the effect of redemptions and conversion stated above.

On October 23, 2026, Company issued a promissory note to the Sponsor, pursuant to which Company may borrow up to an aggregate principal amount of $1,000,000. As of November 3, 2026, Company has drawn $250,000 under the promissory note.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aldel Financial II Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s 2025 annual financial statements filed on Form 10-K and financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of September 30, 2026, the Company had not yet commenced any operations. All activity through September 30, 2026 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and target search for Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As of September 30, 2026, the redemption value of the trust account was approximately $10.86 per share.

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

On October 5, 2026, the Company held an extraordinary general meeting in lieu of an annual general meeting (the “Meeting”) of its shareholders.

Pursuant to the approvals in the Meeting the Company filed an amendment to its Amended and Restated Memorandum and Articles of Association to allow the Company extend the date by which the Company must consummate a business combination from October 23, 2026 on a monthly basis up to fifteen times until January 23, 2028 in accordance with the terms set forth in the Investment Management Trust Agreement (“Trust Agreement”), dated October 21, 2024, by and between the Company and Continental Stock Transfer and Company, as amended.

Trust Agreement was amended to (i) allow the Company to extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO if the Company has not completed its initial business combination by the deadline date, or extended such date on a monthly basis up to fifteen times until January 23, 2028 by depositing $50,000 into the trust account for each one-month extension which will be due two days before each deadline date, and (ii) to reduce the amount of interest earned on the trust account that the Company is entitled to withdraw from the trust account to cover liquidation and dissolution expenses from $100,000 to $25,000.

Effective October 5, 2026, 19,690,019 Class A ordinary shares were redeemed for total redemption payment of $213,842,786. The Trust balance after the redemption was $35,947,936.

As a result of redemption, Company may not qualify to be listed on Nasdaq. As such, Company has applied and have been approved for its Public Shares and Public Warrants to be listed on OTC Markets

On October 23, 2026, Company issued a promissory note to the Sponsor, pursuant to which Company may borrow up to an aggregate principal amount of $1,000,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through September 30, 2026 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine months ended September 30, 2026, the Company reported net income of $6,179,716, which consists of $6,635,735, in investment income earned in Trust Account, offset by $456,019 of general and administrative expenses.

For the nine months ended September 30, 2025, the Company reported net income of $7,092,083, which consists of $7,482,906, in investment income earned in Trust Account, offset by $390,823 of general and administrative expenses.

For the three months ended September 30, 2026, the Company reported net income of $2,162,884, which consists of $2,283,478, in investment income earned in Trust Account, offset by $120,594 of general and administrative expenses.

For the three months ended September 30, 2025, the Company reported net income of $2,450,594, which consists of $2,570,630, in investment income earned in Trust Account, offset by $120,036 of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2026, the Company held a cash balance of $209,992. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $180,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On October 23, 2024, we consummated our IPO of 23,000,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of Private Units and $15 Private Warrants generating proceeds of $7,175,000.

From the proceeds of the IPO and Private Placement, the Company put $231,150,000 ($10.05 per Unit) in the Trust and retained approximately $1,900,000 for working capital and payment of expenses related to IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On October 23, 2026, Company issued a promissory note to the Sponsor, pursuant to which Company may borrow up to an aggregate principal amount of $1,000,000.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

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

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor performs certain services for the Company for a monthly fee of $20,000. For the nine months ended September 30, 2026 and 2025 Company incurred $180,000 in administrative services fee. For the three months ended September 30, 2026 and 2025 Company incurred $60,000 in administrative services fee.

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

On September 25, 2024, we issued an additional 410,714 Founder Shares to the Sponsor for an approximate aggregate purchase price of $1,666. The purchase price was satisfied against the promissory note between Company and Sponsor dated July 19, 2024. This resulted in Sponsor holding 5,470,714 Founder Shares. As of September 30, 2026, there were 6,160,714 Founder Shares outstanding. Effective October 5, 2026, all Founder Share except for one Founder share were converted into Class A ordinary shares.

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

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor performs certain services for the Company for a monthly fee of $20,000. For the nine months ended September 30, 2026 and 2025 Company incurred $180,000 in administrative services fee. For the three months ended September 30, 2026 and 2025 Company incurred $60,000 in administrative services fee.

Chief Executive Officer of the Company serves as manager of the Sponsor at close of the IPO.

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

Common stock subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2026, ordinary share subject to possible redemption are presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained earnings.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year - end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilizes the two class methodology in calculation of earnings per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Net income for the nine-months and three – month period ended September 30, 2026 & 2025 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary shares outstanding for the potentially dilutive impact of outstanding warrants.

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

	September 30, 2026	December 31, 2025
Cash	$209,992	$541,650
Marketable securities held in Trust Account	$249,681,350	243,045,615

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such were recorded in stockholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and re-measured each period with changes recorded in the statement of operations.

Recently issued accounting standards

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control Over Financial Reporting

During the nine month and three month period ended September 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2026	ALDEL FINANCIAL II INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)